Form 10-K
period 1996-12-31
HOMEFREE INVESTORS L P
filed 1997-05-13
CIK 820889

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                JOINT ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

Commission File Number: 1-8297      Commission File Number: 0-16156
(formerly 0-6627)



HOMEFREE VILLAGE RESORTS, INC.          HOMEFREE INVESTORS L.P.
(Exact name of Registrant               (Exact name of Registrant
as specified in its charter)            as specified in its charter)


         DELAWARE                                 DELAWARE
(State or other jurisdiction of         (State or other jurisdiction of
incorporation or organization)          incorporation or organization)

          37-0959405                                 84-1062287
(I.R.S. Employer Identification No.)    (I.R.S. Employer Identification No.)

1400 S. Colorado Boulevard              1400 S. Colorado Boulevard
Denver, Colorado 80222                  Denver, Colorado 80222
(Address of principal executive         (Address of principal executive
offices, including zip code)            offices, including zip code)

       (303) 757-3002                            (303) 757-3002
(Registrant's telephone number,         (Registrant's telephone number,
including area code)                    including area code)

Securities registered pursuant to       Securities registered pursuant to
Section 12(b) of the Act:               Section 12(b) of the Act:

Title of each class                     Title of each class

Common Stock, $.001 par value           None

Name of exchange on which registered    Name of exchange on which
                                        registered

None                                    None

Securities registered pursuant to       Securities registered pursuant to
Section 12(g) of the Act:               Section 12(g) of the Act:

None                                    Assignee Limited
                                        Partnership Interests
                                        ("paired" with Common Stock,
                                        $.001 par value, of Homefree
                                        Village Resorts, Inc.)

Indicate by checkmark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                    YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting stock held by non-affiliates of the registrants as of a specified date within 60 days prior to the date of filing. There have been no reported trades within the last twelve months on which to base a determination of market value. Based on a reverse stock split which became effective on March 27, 1997, the price to be paid for fractional shares would be at the rate of $.05 per share. Based on such price per share, such aggregate market value would be $208,000.

As of March 27, 1997, the Registrants had outstanding 10,483,982 shares of Common Stock and 10,483,982 Assignee Limited Partnership Interests, held of record by 555 holders of record, immediately prior to the reverse stock split.

                               TABLE OF CONTENTS

                                    PART I

                                                                   PAGE
                                                                   ----

Item 1.    BUSINESS                                                  4
Item 2.    PROPERTIES                                                9
Item 3.    LEGAL PROCEEDINGS                                        12
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13

                                    PART II


Item 5.    MARKET FOR THE REGISTRANTS' "PAIRED SHARES" AND RELATED
           STOCKHOLDER MATTERS                                      14
Item 6.    SELECTED FINANCIAL DATA                                  15
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      16
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              19
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                   20

                                    PART III




Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       21
Item 11.   EXECUTIVE COMPENSATION                                   23
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                           25
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           27

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K                                              28

                                    PART I

ITEM 1.  BUSINESS.

     The Registrants are comprised of Homefree Village Resorts, Inc. (the "Company") and Homefree Investors L.P. (the "Partnership"), a limited partnership formed by the Company in 1987.

     The shares of common stock, par value of $.001 per share, of the Company (the "Common Stock") and the assignee limited partnership interests, par value of $.001 per unit ("Assignee Limited Partnership Interest"), are "paired" on a one-for-one basis and may only be transferred in units ("Paired Shares") consisting of one share of Common Stock and one Assignee Limited Partnership Interest.

                            BUSINESS OF THE COMPANY

GENERAL

     The Company is engaged primarily in the development and operation of adult recreational communities containing rental sites for manufactured homes and recreational homes. In recent years, the Company has focused on the development of recreational resort communities in Mesa, Arizona which offer extensive recreational facilities and social activities designed to appeal to active pre-retirement and retirement age people. During 1996 the Company operated and had interests in one community containing a total of approximately 832 rental sites located in Arizona. The Company also has interests in two communities containing approximately 2,300 rental sites located in Arizona. The Company has interests in such communities through Aristek Properties, Ltd., Aristek Western Properties Limited Partnership, and other affiliated partnerships in which the Company is the General Partner. The Company's objectives are to create and participate, through such partnerships, in the cash flow from these communities and share in appreciation in the value of such properties. The Company also receives income from development, management and administrative services.

RECENT DEVELOPMENTS

     The Company filed a Transaction Statement on Schedule 13E-3 and a related Information Statement under Regulation 14(c) in connection with a proposed going private transaction and related one-for-100,000 reverse stock split of the Company's Paired Shares. The Company's Board of Directors approved the proposed going private transaction and the stockholders approved the reverse stock split by the written consent of Craig M. Bollman, Jr., the Company's majority stockholder. The reverse stock split became effective on March 27, 1997 by the filing with the Secretary of State of Delaware of a Certificate of Amendment to the Company's Certificate of Incorporation. An Information Statement describing the reverse stock split was sent to stockholders on or about April 9, 1997.

     As a result of the reverse stock split the Company will cease to be a reporting company under the Exchange Act, and the Company would no longer file annual and quarterly reports, proxy statements, and other documents with the SEC. In addition, the Company would no longer be required to comply with the proxy rules of Regulation 14A promulgated under Section 14 of the Exchange Act, and its officers, directors, and 10%-or-greater stockholders would no longer be subject to the reporting requirements and "short-swing" security trading restrictions under Section 16 of the Exchange Act. Continuing stockholders will no longer be entitled to receive annual reports and proxy statements and will no longer have the benefit of a public market for their shares of the Company's stock.

ORGANIZATION

     The Company is a Delaware corporation which was organized in February 1972. The Company has been engaged in the business of operating manufactured home communities since its organization. In 1977, the Company, then called Metrix, Inc., acquired all of the capital stock of Aristek Real Estate Corporation in exchange for 6,230,000 shares of Common Stock of the Company which were issued to the stockholders of that corporation, including 4,449,600 shares to Craig M. Bollman, Jr. and Phyllis A. Bollman. The name of the Company was changed to "Aristek Corporation" and subsequently changed in 1981 to "Aristek Communities, Inc." In November 1986 the name was again changed to "Homefree Village Resorts, Inc." Aristek Real Estate Corporation itself was engaged in the development and operation of manufactured home communities from 1974 to 1977. Since 1977, the business of the Company has continued to consist primarily of the development and operation of such communities. However, in recent years, the Company has refocused its business on adult recreational communities containing rental sites for manufactured homes. The Company conducts a substantial portion of its business through the affiliated limited partnerships described below.

     The Company owns 100% of the capital stock of Resortparks of America, Inc. ("Resortparks"), a Delaware corporation organized in September 1982 to engage in the design, development and management of adult recreational communities offering extensive recreational facilities and social activities to pre-retirement and retirement age people. References herein to the Company include the Company and Resortparks.

     In July 1987, the Company formed Homefree Investors L.P., a Delaware limited partnership. The general partner of Homefree Investors L.P. is Homefree General Partners, a Delaware general partnership, comprised of the Company and Bollman Associates, Inc., a Delaware corporation, all of the capital stock of which is owned by Craig M. Bollman, Jr., President and Chairman of the Board of the Company. The shares of Common Stock of the Company and assignee limited partnership interests in Homefree Investors L.P. have been "paired" to trade only as a unit. When it formed the Partnership, the Company intended to conduct its business in conjunction with the Partnership. However, the Partnership never commenced operations.

AFFILIATED PARTNERSHIPS

     Aristek Properties, Ltd. The principal affiliated partnership of the Company is Aristek Properties, Ltd. ("Aristek Properties"). Aristek Properties was formed as a Colorado limited partnership in June 1976. The Company holds a 1% interest in Aristek Properties as sole General Partner and an additional 1% interest as a limited partner. Resortparks also owns a 1.3% interest as a limited partner. The remaining 96.7% of limited partnership interests is held by individual limited partners. The Company also held a 30% residual interest in Aristek Properties, which it recently relinquished. See BUSINESS -Residual Interests in Affiliated Partnerships.

     Although Aristek Properties has provided significant income tax benefits to its limited partners, Aristek Properties' primary objective is to create significant long-term capital appreciation which may be realized by the limited partners and the Company, as General Partner, through net proceeds from refinancing of the properties and, ultimately, net proceeds from the sale of such properties or the conversion of such properties to other residential or commercial uses and the distribution of the resulting cash to the partners. The Company, as General Partner of Aristek Properties, is also entitled to receive an annual administrative fee (currently an amount equal to 2.5% of the capital contributions of the partners), leasing commissions, management fees and development fees. However, this fee has not been paid since 1993.

     Aristek Properties has a 99% interest in Monte Vista I Joint Venture, an Arizona joint venture ("MVI"). The remaining interest in MVI is owned by the Company. Previously, Aristek Properties owned 60% and Aristek Western Properties Limited Partnership ("Aristek Western") owned 40% of

MVI. Aristek Western transferred to Aristek Properties and to the Company its 40% interest in MVI, 39% to Aristek Properties, and 1% to the Company.

     The interests in MVI were modified again in connection with a restructuring of certain loans owed by Aristek Properties and MVI to the Company. The obligors on such loans were not able to make principal and interest payments. With the consent of most of the limited partners of Aristek Properties, the Company agreed to extend these loans until June 30, 1998 in return for a 7% annual interest rate and a 75% participation in MVI's operating cash flow, and in its net sale or refinancing proceeds after all liabilities (including those payable to the Company) are satisfied. At the time of the restructuring, the net amounts owed to the Company by MVI were approximately $4,053,341. The Company believes that such amount exceeded the value of the net assets of MVI, after payment of MVI's other liabilities. Aristek Properties has no material assets other than its interest in MVI. Since the Company is a creditor of both Aristek Properties and MVI as described above, the Company expects to be entitled to substantially all of the equity value of MVI in excess of MVI's existing first mortgage.

     In connection with obtaining such consent of the limited partners of Aristek Properties, such consenting limited partners granted to the Company, or its designee, an option to purchase their limited partnership interests in Aristek Properties. The option may be exercised by the Company between January 1, 1997 and November 30, 1998; in any event, the Company is required to exercise the option by November 30, 1998. The purchase price will be equal to the greater of $20,000 per limited partner Unit (an original $100,000 investment) or the fair market value (based on appraisal) of such limited partnership unit. Holders of twenty-six and one-half (26.5) Units granted the above described option, which would result in a minimum total purchase price for all such Units of $530,000.

     Aristek Western Properties Limited Partnership. The Company formed Aristek Western Properties Limited Partnership ("Aristek Western"), a Massachusetts limited partnership, in October 1984 for the purpose of acquiring, financing and developing or redeveloping adult recreational communities with affordable rental homesites for manufactured homes, located primarily in the Western and Southwestern United States. The Company has a 1% interest in Aristek Western as the General Partner, a 1.625% limited partnership interest and has residual equity interests as the General Partner and as a Special Limited Partner. Aristek Western acquired substantially all the limited partnership interests of its limited partners in April, 1997. See BUSINESS - Residual Interests in Affiliated Partnerships.

     Aristek Western purchased a 50% interest in a joint venture with an unaffiliated third party in July 1985. The joint venture purchased two adult recreational communities in Mesa, Arizona, named Good Life and Towerpoint. See
Item 2 - PROPERTIES. In September 1985, Aristek Western acquired from the Partnership a 30% interest in Monte Vista I Joint Venture. This interest was increased to 40% in July 1986. This 40% interest was transferred to Aristek Properties and the Company. See Item 1-BUSINESS OF THE COMPANY -Affiliated Partnerships; Aristek Properties, Ltd.

RESIDUAL INTERESTS IN AFFILIATED PARTNERSHIPS

     Aristek Properties, Ltd. Prior to the restructuring described above, as General Partner of Aristek Properties, the Company had a residual interest in Aristek Properties which entitled it to receive 30% of all excess cash flow from operations and net proceeds from the refinancing and sale of properties after distributions have been made to the limited partners in an amount equal to their initial capital investments. The Company relinquished its residual interest in Aristek Properties as part of the loan restructuring described above. As a result, the limited partners of Aristek Properties will be entitled to all distributions, but only after the Company receives its loan repayment and participating interest as described above.

     Aristek Western Properties Limited Partnership. The Company has a direct residual interest in Aristek Western which entitles the Company to 30% of the excess cash flow from operations, refinancings and sales of properties when Aristek Western has made cash distributions to the limited partners of at least $65,000 per unit and the sum of the cash distributions per unit plus the product of the highest marginal Federal income tax rate in effect for each year times the aggregate net tax losses allocated per unit in each year equal the initial capital investment.

     In April, 1997 Aristek Western, using principally funds borrowed from Monte Vista, acquired substantially all its limited partnership Units from its limited partners, resulting in a distribution to such limited partners of $15,000 per Unit and an expected additional and final distribution of $15,000 in April, 1998. The Company does not expect that such transaction will have any immediate material effect on its residual interest in Aristek Western.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For the last five fiscal years, the revenues, operating profit and identifiable assets of the Company have been attributable to one industry segment--real estate investment, management and development--conducted by the Company for its own account and on behalf of affiliated partnerships, joint ventures and unaffiliated third parties.

DEVELOPMENT ACTIVITIES

     The Company, through Aristek Properties and in conjunction with Resortparks, developed a community for recreational homes and park model travel trailers in Mesa, Arizona, a city 20 miles east of Phoenix. The community, called Monte Vista, is designed to appeal to active adults in the pre-retirement and retirement age groups and is recreation-oriented.

     The Company planned a two-stage development process for Monte Vista. During the first stage, the Company developed 832 recreational home rental sites and extensive common facilities, including a 35,600 square foot social and recreation complex. This first stage is on 80 acres owned by MVI. Construction began in 1983 and was substantially completed in December 1984. Monte Vista opened for occupancy in January 1985.

     During the second stage, the Company plans to develop additional manufactured home sites on a portion of 80 acres conveyed by Aristek Properties to MVI, but such development is subject to the Company's ability to obtain financing for this development. There can be no assurance that the Company can obtain such financing. See Item 2 - PROPERTIES.

COMPETITION

     The Company competes generally with all companies engaged in community development and home construction.

     The three properties in Mesa, Arizona compete in what is regarded as a competitive market for adult recreation manufactured housing communities. The Company continues to compete in this market by offering special amenities and adult recreational and educational services.

     Each of the Company's geographic markets includes competitors which are larger and have greater financial and other resources than the Company.

PERSONNEL

     During 1996 the Company employed one full-time employee. During 1996, the Company also employed between 27 and 55 additional full-time persons responsible for property operations. The compensation of these additional persons is borne by affiliated partnerships.


                          BUSINESS OF THE PARTNERSHIP

     Homefree Investors L.P. (the "Partnership"), a Delaware limited partnership, was formed on July 20, 1987 for the purpose of engaging in certain aspects of future business opportunities of the type presently conducted by the Company. The general partner of the Partnership is Homefree General Partners, a Delaware general partnership comprised of Bollman Associates, Inc., a Delaware corporation organized in June 1987, all of the capital stock of which is owned by Craig M. Bollman, Jr., President and Chairman of the Board of the Company, and the Company.

     To date, specific business plans for the Partnership have not been formulated, and the Partnership has generated no revenues. The Company anticipates that, where possible, in future real estate acquisitions the Partnership will acquire an ownership interest and the Company will manage operations. The Company has no plans to transfer the Company's assets to the Partnership.

     The Agreement of Limited Partnership for the Partnership (the "Partnership Agreement") provides that it may engage in virtually any business activity, although the primary focus of its business is intended to be investment in real estate related activities, which may include, for example, investing in securities of other real estate companies and participating in condominium conversion programs. If the Partnership generates capital to invest, Homefree General Partners, the general partner of the Partnership, anticipates making investments in such areas. Although the Partnership has the power under state law to make investments in securities of other entities, the Partnership cannot be engaged primarily in the business of investing, reinvesting or trading in securities without subjecting itself to regulation under the Investment Company Act of 1940. In such event, the Partnership would be subject to the limitations and disclosure requirements of such act. The Partnership has no present intention to engage in activities which would cause it to become subject to regulation under the Investment Company Act of 1940 or to engage in non-real estate related activities.

     The Partnership currently has no employees. The Partnership intends to utilize employees of the Company on an as-needed basis, and to contribute to the compensation of such persons on a pro-rata basis.

ITEM 2.  PROPERTIES.

DESCRIPTION OF REAL ESTATE

THE COMPANY

     The Company, through Aristek Properties and other related limited partnerships, has ownership interests in the properties described below. The Company operates the Monte Vista property described below.

     Monte Vista. Monte Vista ("MVI") is an adult recreational community located in Mesa, Arizona containing 832 sites for recreational homes. Most sites are leased on an annual basis to residents who leave their homes at the site year-round. Remaining sites are reserved for monthly and weekly rentals. Most residents and guests stay at the community during the months from November through April. During the peak months of January through March, Monte Vista reached 90% occupancy for the past five years. The effective average occupancy based on annual rental income was approximately 96% during 1996. Monte Vista is owned by MVI, which is owned 99% by Aristek Properties and 1% by the Company.

     Monte Vista II. In December 1983, the Company sold to Resortparks an 80-acre parcel on which the development of Monte Vista II ("MVII") is planned.
This land was transferred in April 1990 to Aristek Properties. This land was transferred to MVI in October, 1991 and is subject to the above described mortgage. The Company may develop additional manufactured home sites on a portion of the 80 acre parcel. There will be certain shared facilities in conjunction with MVI. The Company believes the properties are well suited for their current and intended future use. At the present time it is not possible to accurately estimate the cost of the development or the method of financing to be used. At December 31, 1995 MVI and MVII were subject to a mortgage note payable with an outstanding principal balance of $5,161,326. This note bears interest at 4% above the published LIBOR rate (total of 9.53% at December 31, 1996) and requires minimum monthly payments at 10%. Payments that exceed the monthly interest rate are applied to principal. The borrower also covenants that, so long as any of the indebtedness remains outstanding, as of May 31 of any given loan year, borrower shall have cash balances in its bank accounts for the trust property that equal the greater of $400,000, or an amount sufficient to cover property operations and debt service during the months of June, July and August of said loan year. The note is collateralized by operating properties and land held for development.

     An additional encumbrance against MVI and MVII includes notes payable to the General Partner of $4,423,439 (net of a note receivable from the General Partner) at December 31, 1996. These notes bear interest at 7% and no principal or interest payments are due until the maturity date in June 1998.

     MV loaned certain funds to Aristek Western in April, 1997 and is committed to loan additional funds in April, 1998. See BUSINESS - Residual Interests in Affiliated Partnerships - Aristek Western Properties Limited Partnership.

     The properties operate in a market with a significant amount of competition. In the opinion of management, the properties are adequately covered by insurance.

     Good Life Travel Trailer Resort. Good Life is an adult recreational community located in Mesa, Arizona containing 1,198 sites for recreational vehicles. Most sites are rented on an annual basis with the remainder rented on a monthly or weekly basis. Most residents stay at the community during the months from November through April. Good Life is owned by H-H Resorts Joint Venture, which is owned 50% by Aristek Western and 50% by Hankins Enterprises, an unaffiliated third party. Good Life is managed by Hankins Enterprises and has historically been 100% occupied from January through April and the effective average occupancy based on annual rental income was 97% in 1996.

     Towerpoint Travel Trailer Resort. Towerpoint is an adult recreational community located in Mesa, Arizona containing 1,115 sites for recreational vehicles. Most sites are rented on an annual basis with the remainder rented on a monthly or weekly basis. Most residents stay at the community during the months from November through April. Towerpoint is owned by H-H Resorts Joint Venture and is managed by Hankins Enterprises. Towerpoint has historically been 100% occupied from November through April and the effective average occupancy based on annual rental income was 98% in 1996.

     At December 31, 1996, Towerpoint, together with the Good Life property described above, was subject to a mortgage in the amount of $18,244,248 held by a commercial lender. This note bears interest at 9.125% compounded monthly. Payments are $156,858 per month. The remaining unpaid principal and interest is payable September 1, 2001.

REAL ESTATE OPERATING DATA


MONTE VISTA                                 1996   1995   1994   1993   1992
-----------                                 ----   ----   ----   ----   ----
Occupancy Rate                                96%    95%    89%    89%    89%

(b)  Number of Tenants occupying ten percent or  more
     of the rentable square footage                           None

(c)  Principal business, occupations or professions carried
     on in or from the building                               None


                                            1996    1995    1994    1993    1992
                                          ------  ------  ------  ------  ------
(d)  Average effective annual rental
     per site                             $2,645  $2,459  $2,289  $2,207  $2,022

(e)  All leases expire in one year or less

(f)  Property Components for Federal Tax Depreciation


                          Tax Basis      Method          Life
                          ----------     ------          ----
Land                     $5,562,000       N/A            N/A
Land Improvements        $1,967,000       S/L       15 yr & 18 yr
Realty Improvements      $1,232,000       S/L       18 yr & 39 yr
Personal Property        $  233,000       DDB           7 yr


GOOD LIFE         1996   1995   1994   1993    1992
---------         ----   ----   ----   ----    ----
Occupancy Rate      97%   97%    97%    97%    97%

(b)  Number of Tenants occupying ten percent or  more
     of the rentable square footage                           None

(c)  Principal business, occupations or professions carried
     on in or from the building                               None

                                            1996    1995    1994    1993    1992
                                          ------  ------  ------  ------  ------
(d)  Average effective annual rental
     per site                             $1,928  $1,932  $1,824  $1,769  $1,688

(e)  All leases expire in one year or less

(f)  Property Components for Federal Tax Depreciation


                          Tax Basis      Method          Life
                          ----------     ------          ----
Land                     $2,678,000       N/A            N/A
Land Improvements        $2,429,000       S/L       15 yr & 18 yr
Realty Improvements      $  764,000       S/L       18 yr & 39 yr
Personal Property        $  111,000       DDB           7 yr




TOWERPOINT             1996   1995   1994   1993   1992
----------             ----   ----   ----   ----   ----
Occupancy Rate         98%     98%    98%    98%    98%

(b)  Number of Tenants occupying ten percent or  more
     of the rentable square footage                           None

(c)  Principal business, occupations or professions carried
     on in or from the building                               None


                                            1996    1995    1994    1993    1992
                                          ------  ------  ------  ------  ------
(d)  Average effective   annual rental
     per site                             $2,127  $2,085  $2,072  $2,011  $1,974

(e)  All leases expire in one year or less

(f)  Property Components for Federal Tax Depreciation

                       Tax Basis   Method      Life
                       ----------  ------      ----
Land                   $2,718,000   N/A         N/A
Land Improvements      $  124,000   S/L    15 yr & 18 yr
Realty Improvements    $3,229,000   S/L    18 yr & 39 yr
Personal Property      $  102,000   DDB        2 yr

THE PARTNERSHIP

     The Partnership neither owns nor leases any properties.

ITEM 3.  LEGAL PROCEEDINGS.

     Neither the Company nor the Partnership is the subject of any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' "PAIRED SHARES" AND RELATED STOCKHOLDER MATTERS.

     The Registrants' "Paired Shares"(symbol HMFRZ) are no longer traded in the over-the-counter market of the National Association of Securities Dealers Automated Quotation System (NASDAQ). The Registrant no longer receives information on the trading activity for the "Paired Shares."

     There were approximately 555 record holders of the "Paired Shares" on December 31, 1996, as reported by the Registrants' transfer agent.

     During the two years ended December 31, 1996, the Company declared no dividends.

     On March 27, 1997, as a result of a "going private" reverse stock split, the number of stockholders of the Company was reduced to approximately seven, which resulted in the Company no longer being a public company. See BUSINESS-RECENT DEVELOPMENTS.

ITEM 6. SELECTED FINANCIAL DATA.

     The following data has been extracted from the combined annual financial statements of the Company and the Partnership. Such selected financial data should be read in conjunction with the registrants' financial statement and related notes incorporated by reference into "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." As summarized in note 10 to the financial statements, the Company restated financial statements issued previously for the years ended December 31, 1993, 1992 and 1991. The financial data summarized below reflects the restated amounts.

                            YEAR         YEAR          YEAR          YEAR          YEAR
                          ENDED DEC.   ENDED DEC.    ENDED DEC.    ENDED DEC.    ENDED DEC.
                           31, 1996     31, 1995     31, 1994       31, 1993      31, 1992
                          ----------   ----------   ----------    -----------   -----------

Revenues                  $  784,900   $  768,500   $  810,700    $   865,100   $   461,700
Expenses                   1,542,500    1,200,100    1,135,700      1,068,200       552,800
                          ----------   ----------   ----------    -----------   -----------
Earnings (losses)
  before income taxes       <757,600>    <431,600>     (323,000)     (203,100)      (91,000)
                          ----------   ----------   -----------   -----------   -----------
Income tax
  Benefit (Provision)                     200,000        87,000        43,000       (15,000)
                                       ----------   -----------   -----------   -----------
Net income (loss)          $<757,600>   $<231,600>  $  (236,000)  $  (160,100)  $  (106,100)
                          ----------   ----------   ===========   ===========   ===========
Net earnings (losses)
  per share               $     <.07>  $     (.02)  $      (.02)  $      (.02)  $      (.01)
                          ==========   ==========   ===========   ===========   ===========
Weighted average
  shares outstanding                   $10,484,000   10,484,000    10,484,000    10,484,000
                                       ==========   ===========   ===========   ===========

                                                                 DECEMBER 31,
                                                                 ------------
                                1996         1995         1994           1993          1992
                          ----------   ----------   ----------    -----------   -----------

Total assets              $8,631,100   $8,958,300    9,242,300    $ 9,822,500   $ 9,922,000
Long-term debt            $7,154,500   $7,154,500   $7,198,900    $ 7,204,400   $ 7,165,200
Stockholders'             $  268,700   $1,026,300   $1,257,900    $ 1,493,900   $ 1,654,000
Equity

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

     Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

     During the past three years, the Company has used cash of $199,100 to $789,700 per year in connection with the Company's operating activities. During this period, the Company has also used cash of $10,000 per year to repay principal on long-term debt, and a total $88,000 in 1994 under financing arrangements related to a land option contract. The remaining payment of $44,000 to exercise the option to acquire a parcel of land has been deferred until 1997.

     The Company's investing activities have generated cash through the net collection of receivables from unconsolidated entities in each of the past five years, including $303,500 in 1996. In 1996, the Company's investing activities have utilized cash of $52,300 from collections of amounts previously loaned to the Company President. In 1995 and 1994, cash utilized of $135,200 and $38,400 respectively represented net loans to the Company President. During 1995, amounts aggregating $433,200 were applied as repayment of these loans. See Note 8 to the Financial Statements for a summary of loan activity and further discussion. Other uses of cash over the past three years involved $50,000 for a residual interest in Aristek Properties during 1994, and $21,000 for the purchase of office equipment. Management does not expect that the Company will be required to provide capital in 1997 for the Company's investments in Aristek Properties and Aristek Western.

     Cash generated from financing activities totalled $418,000 in 1996 and represents amounts loaned to the Company from unconsolidated affiliates. It is anticipated that this obligation will be repaid prior to end of the 1996 second quarter.

     The Company recently completed a reverse stock split which resulted in the Company "going private". This transaction will result in the Company's saving approximately $90,000 per year in direct accounting, legal and administrative costs, along with a saving of considerable management time, thereby improving the Company's cash flow and efficiency of management. Further, the Company expects that improved operations at the Monte Vista project will generate additional cash flow, thereby resulting in additional repayment of the Company's loans to Aristek Properties and MVI. MVI also recently restructured its first mortgage debt, and generated additional financing, which will improve the Company's liquidity. The Company will also continue to reduce personnel and administrative costs, so as to minimize cash outflow until new sources of revenues can be obtained. The Company has long term debt owing to its affiliate Aristek Properties, but has long term receivables in excess of that amount from Aristek Properties and Monte Vista, with comparable interest rates and maturity dates, and set-off rights in the event of prepayment obligations. Accordingly, the Company does not have long term liquidity requirements. Aristek Properties Ltd. and Aristek Western Properties, in which the Company has an interest, are separate entities and have long term debt which the Company believes can be satisfied from the assets of the two entities.

     The Company's debt from affiliated entities was restructured in 1994.  See
Note 3 to the Financial Statements for a discussion of the provisions of such restructuring.

     The Company believes that it has the ability to generate sufficient cash to fund its operations for at least twelve months. Management has reduced costs, relocated its corporate office and contracted out its accounting and administrative support functions. In addition, Monte Vista is expected to repay certain amounts of its debt to the Company which will provide adequate cash for the Company's operating requirements.

THE PARTNERSHIP

     At present, the Partnership has no liabilities and conducts no business and thus has no capital needs. While future business of the Partnership has not been determined, availability of capital will be considered if and when such business is determined.

RESULTS OF OPERATIONS

THE COMPANY

     The Company and its affiliates serve as a real estate advisor, developer, manager and marketing agent and perform certain administrative functions for related entities. Principal sources of revenues are management and administrative fees, commissions, and cash flow participation from properties under its direction. See "Consolidated Statement of Operations" included in the financial statements included with this report.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     The Company incurred a $757,000 loss for the year ended December 31, 1996.

     Total revenues for the year ended December 31, 1996 were $784,900 as compared to $768,500 for the year ended December 31, 1995.

     The increase ($16,400) was attributable principally to greater management and administrative fees and a nominal increase in the equity in earnings of AWP.

     Management and administrative fees earned by the Company during 1996 are summarized below:

                                                1996
                                  ------------------------------
                       H-H Resorts  Monte Vista  Aristek Western
                       -----------  -----------  ---------------
                                                   Properties
                                                 ---------------
Management Fees            $86,800      $72,700    $   -
Administrative Fees        $  -         $  -       $100,000
                           -------      -------    --------
                           $86,800      $72,700    $100,000

     Management fees earned by the Company during 1996 in connection with H-H Resorts' operation were calculated at 1.5% of the property's gross annual receipts ($5,784,300). Management fees earned by the Company during 1996 in connection with Monte Vista operations are calculated at 3.0% of the property's gross annual receipts ($2,424,500). Administrative fees earned during 1996 totalled $100,000 and were related to administrative functions for Aristek Western.

     Total expenses for the year ended December 31, 1996 were $1,542,500 as compared to $1,200,000 for the previous year. The increase in expenses resulted principally from increases in general and administrative expenses partially offset by a restoration of losses on related party receivables. The restoration of losses was recorded to reflect the deemed repayment of officer advances that were fully reserved in previous periods.

     No income tax provision or benefit was recorded for 1996. See Note 4 to the Financial Statements.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     The Company incurred a $231,600 loss for 1995.

     Total revenues for the year ended December 31, 1995 were $768,500 as compared to $810,700 for the year ended December 31, 1994. The decrease ($42,200) was attributable principally to a reduction in interest income.

     Management and administrative fees earned by the Company during 1995 are summarized below:

                                          1995
                       -----------------------------------------

                       H-H Resorts  Monte Vista  Aristek Western
                       -----------  -----------  ---------------
                                                   Properties
                                                 ---------------
Management Fees            $83,900      $61,500      $
Administrative Fees        $  -         $  -         $100,000
                           -------      -------      --------
                           $83,900      $61,500      $100,000

     Management fees earned by the Company during 1995 in connection with H-H Resorts' operation were calculated at 1.5% of the property's gross annual receipts ($5,491,900). Management fees earned by the Company during 1995 in connection with Monte Vista operations are calculated at 3.0% of the property's gross annual receipts ($2,051,100). Administrative fees earned during 1995 totalled $100,000 and were related to administrative functions for Aristek Western.

     Total expenses for the year ended December 31, 1995 were $1,200,000 as compared to $1,133,700 for the previous year. The increase in expenses of $66,300 was attributable principally to recording an additional provision for losses on related party receivables of $93,600 and increases in general and administrative expenses of $21,500 offset by a reduction in interest expense of $45,700 and a reduction in equity in losses of APL of $3,000.

     The effective tax rate used to calculate the net income tax benefit for 1995 was 49%. See Note 4 to the Financial Statements for a summary of income taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data are included in Part IV of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's and the Partnership's 1990 financial statements were audited by Deloitte & Touche, independent certified public accountants. Deloitte and Touche was not retained and did not do any audits after the 1990 financial statements. No audits were conducted until 1994, at which time the Company changed its auditors to HEIN + ASSOCIATES LLP, which then audited the 1991, 1992, 1993, 1994 and 1995 financial statements included in this report.

     In December, 1991, the Company decided not to retain Deloitte and Touche to audit the 1991 financial statements and continued that decision with respect to the 1992 and 1993 financial statements since the Company desired to reduce its expenses by not having any outside auditors. There was no other reason for not continuing to retain Deloitte and Touche. In July, 1994, the Company determined that it would need audited financial statements and retained Hein & Associates LLP, which was able to provide such services at less cost than would have been charged by Deloitte and Touche. The Board and the management of the Company recommended that Hein & Associates LLP be retained.

     There was no disagreement between management and Deloitte and Touche with respect to the 1990 or any earlier financial statements or with respect to any matters prior to the time noted above of the Company's decision not to retain Deloitte and Touche. There were also no adverse opinions, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or procedure. There has been no disagreements with Hein & Associates LLP with respect to the financial statements for the years 1991 through 1995.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                  THE COMPANY

     (A)  IDENTIFICATION OF DIRECTORS

     The following table sets forth the names, ages, positions, and periods of service of the directors of the Company. There are no arrangements or understandings pursuant to which any of the directors was or is to be selected as a director.

                                  POSITION       PERIOD OF SERVICE
NAME                     AGE  WITH THE COMPANY      AS DIRECTOR
----                     ---  ----------------      -----------

Craig M. Bollman, Jr.     59  Chairman of the   Since Feb. 24, 1977
                              Board, President
Phyllis A. Bollman        56  None              Since Feb. 24, 1977
Taylor M. Bollman         19  None              Since Feb. 18, 1996

All directors are elected to serve until the next annual meeting of stockholders or until their successors are chosen and qualify, or until they resign or are replaced.

     During the year 1995 through February 18, 1996, the Company had a Board of Directors consisting of Craig M. Bollman, Jr., Phyllis A. Bollman, W. Phillip Marcum, Michael T. Oliver and Anthony B. Petrelli. Messrs. Marcum, Oliver and Petrelli resigned from the Board as of February 18, 1996, at which time the Board was reduced to three members and Taylor M. Bollman was elected as the third director.

     (B) IDENTIFICATION OF EXECUTIVE OFFICER

     The name and age of the only executive officer of the Company, the position and office with the Company held by such person, and the periods served are as follows:


                                  POSITION      PERIOD OF SERVICE
NAME                     AGE  WITH THE COMPANY     AS DIRECTOR
----                     ---  ----------------     ------------

Craig M. Bollman, Jr.     59  Chairman of the    Since Feb. 24,
                              Board, President   1977

     All officers are elected to serve until their successors are duly elected and qualified or until they resign or are replaced.

     (C)  FAMILY RELATIONSHIPS

     Craig M. Bollman, Jr. and Phyllis A. Bollman are married, Taylor M. Bollman is Mr. and Mrs. Bollman's son.

     (D) BUSINESS EXPERIENCE

     The following is a brief account of the business experience of each executive officer and director for the past five or more years:

     CRAIG M. BOLLMAN, JR. Mr. Bollman has been the Chairman of the Board of Directors of the Company since February 24, 1977. He served as President from February 24, 1977 to December 1, 1984 and resumed such office as of July 1986. In September 1974, Mr. Bollman founded Aristek Corporation (then called Aristek Real Estate Corporation), which specialized in working out distressed loan situations for major national institutional lenders. On February 24, 1977, Metrix, Inc., a publicly-held corporation engaged primarily in the business of operating manufactured home communities, acquired all of the capital stock of Aristek Corporation in exchange for 6,230,000 shares of its Common Stock. The name of Metrix, Inc. was changed to Aristek Corporation, then to Aristek Communities, Inc. and in 1987 to Homefree Village Resorts, Inc.

     PHYLLIS A. BOLLMAN. Mrs. Bollman has served as a director of the Company since February 24, 1977. Mrs. Bollman served as the president and a director of a departmental advisory board at Denver's University Hospital from 1982 until 1986. Neither of these organizations is a parent, subsidiary or other affiliate of the Company.

     TAYLOR M. BOLLMAN.  Mr. Bollman attends Harvard college.

                                THE PARTNERSHIP

     The general partner of the Partnership is Homefree General Partners, a Delaware general partnership comprised of Bollman Associates, Inc., and the Company. See DIRECTORS AND EXECUTIVE OFFICERS - THE COMPANY for information with respect to the directors and executive officers of the Company. Craig M. Bollman, Jr. is the sole director and executive officer of Bollman Associates, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

                                  THE COMPANY

     (A) EXECUTIVE COMPENSATION

     Set forth below is a summary of the compensation paid to Craig M. Bollman, the Company's only executive officer, in each of the last three years:

                         OTHER ANNUAL(1)  OPTIONS  ALL OTHER (2)
YEAR     SALARY   BONUS   COMPENSATION    GRANTED  COMPENSATION
------  --------  -----  ---------------  -------  -------------

1996    $366,431     --       $22,500          --    --$321,500
1995    $175,000     --       $23,048          --    --$210,200
1994    $175,000     --       $23,500          --    --$113,400

(1)  Cost of health and life insurance.
(2) Represents payments by Bollman Associates, Inc. to Mr. Bollman of accrued administrative fees payable by the Partnership to Homefree General Partners.

     (B)  COMPENSATION OF DIRECTORS

     Phyllis A. Bollman and Craig M. Bollman, Jr. each received directors fees of $2,000 during the twelve months ended December 31, 1996. Taylor M. Bollman received $3,000 in 1996. One meeting was held in the twelve months ended December 31, 1995. Three meetings were held in the twelve months ended December 31, 1996.

                                THE PARTNERSHIP

     The Partnership presently has no executive officers. Homefree General Partners will be responsible for the duties customarily associated with the duties of executive officers of a corporation. Homefree General Partners is entitled to receive an annual administrative fee from the Partnership. Bollman Associates, Inc., all of the capital stock of which is owned by Craig M. Bollman, Jr., the President and Chairman of the Board and principal stockholder of the Company, is entitled to receive the annual $75,000 administrative fee when payable by the Partnership to Homefree General Partners for providing administrative services to the Partnership. Such fee is not payable until such time as there is available cash or upon liquidation of the Partnership.

COMPENSATION TO HOMEFREE GENERAL PARTNERS

     The Partnership Agreement provides for the payment of an administrative fee to Homefree General Partners of $75,000 per annum. This fee is subject to adjustment by the Board of Directors of the Company and may be canceled in any year by the Board of Directors in its capacity as a general partner of Homefree General Partners. In return for this fee, Homefree General Partners will attempt to locate and negotiate investment opportunities for the Partnership, will attempt to arrange financing for such investments and will administer the affairs of the Partnership. The agreement of Homefree General Partners provides that the annual administrative fee will be payable to Bollman Associates, Inc. for providing services to the Partnership, as compensation for its role as a general partner of Homefree General Partners and for assuming the risks incident to such role. Such fees aggregating $321,557 were paid for the twelve months ended December 31, 1996. The Partnership Agreement also provides for reimbursement to Homefree General Partners of all expenses incurred by it in connection with the Partnership. To the extent that Bollman Associates, Inc. incurs expenses, it will be reimbursed by Homefree General Partners, which in turn will be reimbursed by the Partnership. Homefree General Partners has not incurred any expenses on behalf of the Partnership for which it would be entitled to reimbursement.

     The agreement of Homefree General Partners provides that the Company will be entitled to 90% and Bollman Associates, Inc. will be entitled to 10% of Homefree General Partners' 1% interest in the Partnership.

     In addition to the annual administrative fee and reimbursement of expenses, Homefree General Partners may enter into contracts with or perform other services for the Partnership. The partnership agreement between the partners of Homefree General Partners provides that no additional compensation will be payable to Bollman Associates, Inc. and that the Company in its capacity as a general partner of Homefree General Partners is entitled to all compensation for such additional services. The only compensation to be received by Bollman Associates, Inc. in connection with the Partnership Agreement is the reimbursement of expenses, the annual administrative fee and its share of profits and losses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                  THE COMPANY

     (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 27, 1997, (immediately prior to the reverse stock split) persons or groups known to the Company to own beneficially more than five percent of the issued and outstanding shares of Common Stock, which is the only class of voting securities of the Company, are set forth in the following table:

                                SHARES OF COMMON
                               STOCK BENEFICIALLY
                            OWNED ON MARCH 27, 1997

                                 AMOUNT AND
                                 NATURE OF
  NAME AND ADDRESS               BENEFICIAL        PERCENT OF
OF BENEFICIAL OWNER              OWNERSHIP         CLASS (1)
-------------------              ---------         ---------

Craig M. Bollman, Jr.                6,325,288        60.3%
1400 S. Colorado Boulevard
Suite 410
Denver, CO  80222

The Aristek Foundation                 711,652 (2)     6.8%
1400 S. Colorado Boulevard
Suite 410
Denver, CO  80222

(1) The percentages shown are based upon 10,483,982 issued and outstanding shares of Common Stock as of March 27, 1997. Craig M. Bollman, Jr. is not a holder of any option to purchase shares of Common Stock of the Company.

(2) With respect to shares held by The Aristek Foundation, Mr. Bollman has sole voting and investment power, but in which he has no pecuniary interest.
     Mr. Bollman disclaims beneficial ownership of the shares held by The Aristek Foundation.

     (B) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the shares of Common Stock of the Company beneficially owned by each director and by the directors and officers of the Company as a group as of March 27, 1997, (immediately prior to the reverse stock split) and their percentage ownership thereof:

                                SHARES OF COMMON
                               STOCK BENEFICIALLY
                            OWNED ON MARCH 27, 1997
                 (IMMEDIATELY PRIOR TO THE REVERSE STOCK SPLIT)

                                          AMOUNT AND
                                          NATURE OF
                                          BENEFICIAL       PERCENT OF
NAME OF DIRECTOR                          OWNERSHIP         CLASS (1)
----------------------------------------  ----------       -----------

Craig M. Bollman, Jr.                      6,325,288             60.3%
The Aristek Foundation                       711,652  (2)         6.8%
All directors and officers as a group      7,036,940             67.1%
 (1 person and one Foundation)

(1) The percentages shown for all directors and the directors and officers as a group are based upon 10,483,982 shares issued and outstanding as of March 27, 1997.

(2) With respect to shares held by The Aristek Foundation, Mr. Bollman has sole voting and investment power, but in which he has no pecuniary interest.
     Mr. Bollman disclaims beneficial ownership of the shares held by The Aristek Foundation.


                                THE PARTNERSHIP

     The following table sets forth the assignee limited partnership interests of the Partnership beneficially owned by each director and by the directors and officers of the Company as a group as of March 27, 1997, and their percentage ownership thereof:

                          ASSIGNEE LIMITED PARTNERSHIP
                             INTEREST BENEFICIALLY
                            OWNED ON MARCH 27, 1997
                 (IMMEDIATELY PRIOR TO THE REVERSE STOCK SPLIT)

                                          AMOUNT AND
                                          NATURE OF
                                          BENEFICIAL       PERCENT OF
NAME OF DIRECTOR                          OWNERSHIP         CLASS (1)
-----------------                         ----------       -----------

Craig M. Bollman, Jr.                      6,325,288             60.3%
The Aristek Foundation                       711,652  (2)         6.8%
All directors and officers as a group      7,036,940             67.1%
 (1 person and 1 Foundation)

(1) The percentages shown for all other directors and the directors and officers as a group are based upon 10,483,982 assignee limited partnership interests issued and outstanding as of March 27, 1997.

(2) With respect to shares held by The Aristek Foundation, Mr. Bollman has sole voting and investment power, but in which he has no pecuniary interest.
     Mr. Bollman disclaims beneficial ownership of the shares held by The Aristek Foundation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (A) CERTAIN BUSINESS RELATIONSHIPS

     Bollman Associates, Inc. and the Company are the general partners of Homefree General Partners. Homefree General Partners is the general partner of the Partnership. Bollman Associates, Inc. is entitled to receive a $75,000 annual administrative fee to be paid by the Partnership to Homefree General Partners for administrative services, when and if such fee is paid by the Partnership. See Item 11, EXECUTIVE COMPENSATION - THE PARTNERSHIP.

     (B)  INDEBTEDNESS OF MANAGEMENT

     The Company holds an interest-bearing note from Craig M. Bollman, Jr., President and Chairman of the Board, in the aggregate amount of $268,925 at December 31, 1996. This indebtedness was incurred in connection with personal loans. This note bears interest at the "Applicable Federal Rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under these notes during fiscal 1996 was $310,000. The Company has reserved the entire amount of this note in its financial statements as of December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     B.   FINANCIAL STATEMENT SCHEDULES.

     None

     Schedules have been omitted because they are not required or the information is included in the financial statements or notes thereto.

     C.   REPORTS ON FORM 8-K.

     None

     D.   EXHIBITS.

THE COMPANY

3.1 Certificate of Amendment to the Certificate of Incorporation of Homefree Village Resorts, Inc. dated March 27, 1997. Incorporated by reference to Annual Report on Form 10K for the year ended December 31, 1996.

3.2 Certificate of Amendment to Restated Certificate of Incorporation of Homefree Village Resorts, Inc. dated May 2, 1988. Incorporated by reference to Annual Report on Form lO-K for the year ended March 31, 1988.

3.3 Amendment to Restated Certificate of Incorporation of Homefree Village Resorts, Inc. Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 1986.

     Restated Certificate of Incorporation of Homefree Village Resorts, Inc. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1983.

3.4 Bylaws - Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1981.

4.1 Certificate of Amendment to Restated Certificate of Incorporation of Homefree Village Resorts, Inc. (see Exhibit 3.1 hereto.) Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

4.2 Amended and Restated Agreement of Limited Partnership of Homefree Investors L.P. dated as of March 1, 1988. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

4.3 Paired Share Certificate of Homefree Village Resorts, Inc. and Homefree Investors L.P. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

4.4 Pairing Agreement dated March 31, 1988 between Homefree Village Resorts, Inc. and Homefree Investors L.P. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

10.1 Partnership Administration Agreement dated May 2, 1988 between Homefree Investors L.P. and Homefree General Partners. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

10.2 Letter Agreement for sale of Mesa, Arizona land dated November 11, 1987 between Homefree Village Resorts, Inc. and Aristek Western Properties Limited Partnership and Aristek Properties Limited. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

22.1 The Company has a wholly-owned subsidiary, Resortparks of America, Inc., which was incorporated under the laws of Delaware in September 1982.

THE PARTNERSHIP

2.0 Proxy Statement of Homefree Village Resorts, Inc. (the "Proxy Statement"), filed with the Securities and Exchange Commission on March 8, 1988. Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1987.

3.1 Certificate of Limited Partnership of Homefree Investors L.P. Incorporated by reference to Exhibit 3.1 to Report on Form 10 of Homefree Investors L.P. ("Form 10") filed with the Securities and Exchange Commission on August 27, 1987.

3.2 Agreement of Limited Partnership of Homefree Investors L.P. Incorporated by reference to Exhibit 3.2 to Form 10.

3.3 Amended and Restated Agreement of Limited Partnership of Homefree Investors L.P. Incorporated by reference to Exhibit 3.3 to Form 10, as amended by Amendment No. 2 on Form 8 dated February 29, 1988 ("Amended Form 10").

4.0 Paired Share Certificate of Homefree Village Resorts, Inc. and Homefree Investors L.P. Incorporated by reference to Exhibit 4 to Amended Form 10.

10.0 Pairing Agreement. Incorporated by reference to Exhibit 10.0 to Amended Form 10.

10.1 Partnership Administration Agreement. Incorporated by reference to Exhibit
     10.1 to Amended Form 10.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFREE VILLAGE RESORTS, INC.      HOMEFREE INVESTORS L.P.

By:  (s) Craig Bollman, Jr.         By: Homefree General
     Craig M. Bollman, Jr.          Partners, its General
     Chairman of the Board          Partner
     (Principal Executive Officer)

                                    By Homefree Village Resorts,
                                    Inc., a General Partner

Date: May 9, 1997
                                    By:  (s)  Craig M. Bollman, Jr.
                                    Craig M. Bollman, Jr.
                                    President

                                    Date: May 9, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:

Craig M. Bollman, Jr.               Craig M. Bollman, Jr.
Chairman of the Board               Sole Director,
(Principal Executive and
Financial Officer)                  Bollman Associates, Inc.
                                    a General Partner of
Dated: May 9, 1997                  Homefree General Partners,
                                    General Partner of
                                    Homefree Investors L.P.
                                    (Principal Executive and
                                    Financial Officer)

                                    Date: May 9, 1997

MAJORITY OF THE BOARD OF DIRECTORS

Craig M. Bollman, Jr.
Director

Date: May 9, 1997

Phyllis A. Bollman
Director

Date:  May 9, 1997

                         INDEX TO FINANCIAL STATEMENTS


HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.
----------------------------------------------------------

                                                                                                 PAGE
                                                                                                 ----
INDEPENDENT AUDITOR'S REPORT....................................................................  S-1
COMBINED BALANCE SHEETS - December 31, 1996 (unaudited) and 1995................................  S-2
COMBINED STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1996 (unaudited),
    1995, and 1994..............................................................................  S-4
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT - For the Years Ended
    December 31, 1996 (unaudited), 1995, and 1994...............................................  S-5
COMBINED STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1996 (unaudited),
    1995, and 1994..............................................................................  S-6

HOMEFREE VILLAGE RESORTS, INC.
------------------------------

INDEPENDENT AUDITOR'S REPORT....................................................................  S-8
CONSOLIDATED BALANCE SHEETS - December 31, 1996 (unaudited), and 1995...........................  S-9
CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1996 (unaudited),
    1995, and 1994..............................................................................  S-11
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - For the Years Ended December 31,
    1996 (unaudited), 1995, and 1994............................................................  S-12
CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1996 (unaudited),
    1995, and 1994..............................................................................  S-13


HOMEFREE INVESTORS L.P.
-----------------------

INDEPENDENT AUDITOR'S REPORT....................................................................  S-15
BALANCE SHEETS - December 31, 1996 (unaudited), and 1995........................................  S-16
STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1996 (unaudited), 1995, and 1994....  S-17
STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) - For the Years Ended December 31, 1996 (unaudited),
    1995, and 1994..............................................................................  S-18
STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1996 (unaudited), 1995, and 1994....  S-19

NOTES TO FINANCIAL STATEMENTS...................................................................  S-20


ARISTEK PROPERTIES, LTD.
------------------------

INDEPENDENT AUDITOR'S REPORT....................................................................  S-31
CONSOLIDATED BALANCE SHEETS - December 31, 1996 (unaudited), and 1995...........................  S-32
CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1996 (unaudited),
    1995, and 1994..............................................................................  S-33
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT - For the Years Ended
    December 31, 1996 (unaudited), 1995, and 1994...............................................  S-34
CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1996 (unaudited),
    1995, and 1994..............................................................................  S-35
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................  S-37

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Homefree Village Resorts, Inc.
Denver, Colorado

To the Partners
Homefree Investors L.P.
Denver, Colorado

We have audited the accompanying combined balance sheet of Homefree Village Resorts, Inc. (a Delaware Corporation) and subsidiaries and Homefree Investors L.P. (a Massachusetts limited partnership) as of December 31, 1995, and the related combined statements of operations, stockholders' equity and partners' deficit, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's and Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Homefree Village Resorts, Inc. and subsidiaries and Homefree Investors L.P. as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company and the Partnership will continue as a going concerns, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company and the Partnership have suffered substantial operating losses, and anticipate the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Company and the Partnership to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hein + Associates llp


Denver, Colorado
June 12, 1996

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                            COMBINED BALANCE SHEETS


                                                       December 31,
                                                 ------------------------

                                                    1996         1995
                                                 -----------  -----------
                                                 (unaudited)

                                 ASSETS
                                 ------

CURRENT ASSETS:

 Cash and equivalents                            $   20,000   $   38,700
 Other current assets                                14,700        4,000
                                                 ----------   ----------
      Total current assets                           34,700       42,700

RECEIVABLES FROM UNCONSOLIDATED ENTITIES, net     8,316,700    8,620,200

INVESTMENTS IN UNCONSOLIDATED ENTITIES               70,600       82,400

PROPERTY AND EQUIPMENT, at cost:
 Office furniture and equipment                     104,800      102,900
 Vehicles                                            25,000       25,000
                                                 ----------   ----------
                                                    129,800      127,900
 Accumulated depreciation                          (116,300)    (110,000)
                                                 ----------   ----------
      Net property and equipment                     13,500       17,900

LAND OPTION COSTS                                   195,600      195,600
                                                 ----------   ----------

TOTAL ASSETS                                     $8,631,100   $8,958,800
                                                 ==========   ==========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                            COMBINED BALANCE SHEETS


                                                                                          December 31,
                                                                                   --------------------------
                                                                                       1996          1995
                                                                                   ------------  ------------
                                                                                   (unaudited)
                                                                                   ------------

                           LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
                           -------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                             $   106,500   $    94,600
 Payable to unconsolidated entities                                                    568,500       150,500
 Current maturities of long-term debt                                                   44,400        44,400
                                                                                   -----------   -----------
      Total current liabilities                                                        719,400       289,500
                                                                                   -----------   -----------
LONG-TERM DEBT, less current maturities:
 Unconsolidated entity                                                               7,154,500     7,154,500
 Other                                                                                       -             -

DEFERRED INCOME TAXES                                                                        -             -

DEFERRED PROFIT                                                                        488,500       488,500

COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 8)

STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT:
 Preferred stock, $1.00 par value; 3,000,000 shares authorized; none
  issued and outstanding                                                                     -             -
 Common stock, $.001 par value; 15,000,000 shares authorized;
  10,484,000 shares issued and outstanding                                              10,500        10,500
 Additional paid-in capital                                                          3,537,000     3,537,000
 Accumulated deficit                                                                (3,049,800)   (2,293,100)
 Partners' deficit - limited partners                                                 (229,000)     (228,100)
                                                                                   -----------   -----------
      Total stockholders' equity and  partners' deficit                                268,700     1,026,300
                                                                                   -----------   -----------
TOTAL LIABILITIES, STOCKHOLDERS' EQUITY AND
   PARTNERS' DEFICIT                                                               $ 8,631,100   $ 8,958,800
                                                                                   ===========   ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                       COMBINED STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                        ----------------------------------------
                                                            1996          1995          1994
                                                        ------------  ------------  ------------
                                                        (unaudited)

REVENUES:
   Management and administrative fees from
     unconsolidated entities                             $  259,500   $   245,400   $   244,600
   Equity in earnings of AWP                                 10,200        11,000        10,800
   Interest                                                 515,200       512,100       555,300
                                                        -----------   -----------   -----------
                                                            784,900       768,500       810,700
EXPENSES:
   General and administrative                               984,100       450,900       429,400
   Interest                                                 502,400       503,900       549,600
   Equity in losses of APL                                   22,000        23,000        26,000
   Loss on related party receivables                        (41,000)      147,300        53,700
   Administrative fee                                        75,000        75,000        75,000
                                                        -----------   -----------   -----------
                                                          1,542,500     1,200,100     1,133,700

LOSS BEFORE INCOME TAXES                                   (757,600)     (431,600)     (323,000)

DEFERRED INCOME TAX BENEFIT                                       -       200,000        87,000
                                                        -----------   -----------   -----------

NET LOSS                                                $  (757,600)  $  (231,600)  $  (236,000)
                                                        ===========   ===========   ===========

NET LOSS PER PAIRED SHARE                                     $(.07)        $(.02)        $(.02)
                                                        ===========   ===========   ===========

WEIGHTED AVERAGE PAIRED SHARES OUTSTANDING               10,484,000    10,484,000    10,484,000
                                                        ===========   ===========   ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

       COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                       Common   Additional
                                             Paired    Stock     Paid-in     Accumulated    Partners'
                                             Shares    Amount    Capital      Deficit       Deficit       Total
                                           ----------  -------  ----------  ------------  -----------  ------------
BALANCES, January 1, 1994                  10,484,000  $10,500  $3,537,000  $(1,826,100)   $(227,500)   $1,493,900

       Net loss                                     -        -           -     (235,700)        (300)     (236,000)
                                           ----------  -------  ----------  -----------    ---------    ----------

BALANCES, December 31, 1994                10,484,000   10,500   3,537,000   (2,061,800)    (227,800)    1,257,900

       Net loss                                     -        -           -     (231,300)        (300)     (231,600)
                                           ----------  -------  ----------  -----------    ---------    ----------

BALANCES, December 31, 1995                10,484,000  $10,500  $3,537,000  $(2,293,100)   $(228,100)   $1,026,300

       Net loss (unaudited)                         -        -           -     (756,700)        (900)     (757,600)
                                           ----------  -------  ----------  -----------    ---------    ----------

BALANCES, December 31, 1996 (unaudited)    10,484,000  $10,500  $3,537,000  $(3,049,800)   $(229,000)   $  268,700
                                           ==========  =======  ==========  ===========    =========    ==========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                       COMBINED STATEMENTS OF CASH FLOWS


                                                                            For the Years Ended
                                                                               December 31,
                                                                   -------------------------------------
                                                                      1996         1995         1994
                                                                   -----------  -----------  -----------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $(757,600)   $(231,600)   $(236,000)
 Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                    6,300        6,400        6,300
        Amortization                                                        -            -            -
        Equity in losses of unconsolidated entities, net               11,800       12,000       15,200
        Provision for loss on related party receivables               (41,000)     147,300       53,700
        Deferred income taxes                                               -     (200,000)     (87,000)
        Changes in operating assets and liabilities:
        Decrease (increase) in:
          Accrued interest receivable - officer and director          (11,300)     (12,100)     (15,300)
          Other assets                                                (10,700)       5,600      (23,200)
          Receivables from unconsolidated entities                          -       (3,600)      49,600
       Increase (decrease) in:
          Accounts payable and accrued expenses                        11,900        1,000       37,300
          Other                                                             -       (3,400)           -
                                                                    ---------    ---------    ---------
    Net cash used in operating activities                            (790,600)    (278,400)    (199,400)
                                                                    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash advances/collections to officer and director                     52,300     (135,200)     (38,400)
 Cash advances to unconsolidated entities                                   -            -         (700)
 Collection of advances from unconsolidated entities                  303,500      299,000      374,900
 Investment in unconsolidated entities                                      -            -      (50,000)
 Purchase of equipment                                                 (1,900)      (7,800)     (11,300)
                                                                    ---------    ---------    ---------
    Net cash provided by investing activities                         353,900      156,000      274,500
                                                                    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advance from related party                                           418,000      150,500            -
 Payments under land option contract                                        -            -      (88,400)
 Principal payments on long-term debt                                       -            -      (10,600)
                                                                    ---------    ---------    ---------
    Net cash provided by (used in) financing activities               418,000      150,500      (99,000)
                                                                    ---------    ---------    ---------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                           For the Years Ended
                                                              December 31,
                                                    ---------------------------------

                                                       1996        1995       1994
                                                    -----------  --------  ----------
                                                    (unaudited)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        (18,700)    28,100    (23,900)

CASH AND EQUIVALENTS, beginning of year                 38,700     10,600     34,500
                                                      --------    -------   --------

CASH AND EQUIVALENTS, end of year                     $ 20,000    $38,700   $ 10,600
                                                      ========    =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
       Interest                                     $  -          $ 3,900   $ 11,000
                                                    ==========    =======   ========

       Income taxes                                 $  -         $  -      $  -
                                                    ==========   ========  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES -
    Obligation under land option contract           $  -         $  -       $160,600
                                                    ==========   ========   ========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Homefree Village Resorts, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Homefree Village Resorts, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homefree Village Resorts, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has suffered substantial operating losses and anticipates the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hein + Associates LLP


Denver, Colorado
June 12, 1996

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                        December 31,
                                                 --------------------------
                                                     1996          1995
                                                 ------------  ------------
                                                 (unaudited)
                                  ASSETS
                                  ------
CURRENT ASSETS:
   Cash and equivalents                           $   20,000    $   38,700
   Other current assets                               14,700         4,000
                                                  ----------    ----------
    Total current assets                              34,700        42,700

RECEIVABLES FROM UNCONSOLIDATED ENTITIES, net      8,316,700     8,620,200

INVESTMENTS IN UNCONSOLIDATED ENTITIES                70,600        82,400

PROPERTY AND EQUIPMENT, at cost:
   Office furniture and equipment                    104,800       102,900
   Vehicles                                           25,000        25,000
                                                  ----------    ----------
                                                     129,800       127,900
   Accumulated depreciation                         (116,300)     (110,000)
                                                  ----------    ----------
    Net property and equipment                        13,500        17,900

LAND OPTION COSTS                                    195,600       195,600
                                                  ----------    ----------

TOTAL ASSETS                                      $8,631,100    $8,958,800
                                                  ==========    ==========




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
                                                                               --------------------------
                                                                                   1996          1995
                                                                               ------------  ------------
                                                                               (unaudited)



                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $   106,500   $    94,600
   Payable to unconsolidated entities                                              568,500       150,500
   Current maturities of long-term debt                                             44,400        44,400
                                                                               -----------   -----------
    Total current liabilities                                                      719,400       289,500

LONG-TERM DEBT, less current maturities:
   Unconsolidated entity                                                         7,154,500     7,154,500

DEFERRED PROFIT                                                                    488,500       488,500

COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 3,000,000 shares authorized;
      none issued and outstanding                                                        -             -
   Common stock, $.001 par value; 15,000,000 shares authorized;
      10,484,000 shares issued and outstanding                                      10,500        10,500
   Additional paid-in capital                                                    3,537,000     3,537,000
   Accumulated deficit                                                          (3,278,800)   (2,521,200)
                                                                               -----------   -----------
    Total stockholders' equity                                                     268,700     1,026,300
                                                                               -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 8,631,100   $ 8,958,800
                                                                               ===========   ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For the Years Ended December 31,
                                                        ----------------------------------------
                                                            1996          1995          1994
                                                        ------------  ------------  ------------
                                                        (unaudited)
REVENUES:
   Management and administrative fees from
     unconsolidated entities                            $   259,500   $   245,400   $   244,600
   Equity in earnings of AWP                                 10,200        11,000        10,800
   Interest                                                 515,200       512,100       555,300
                                                        -----------   -----------   -----------
                                                            784,900       768,500       810,700
EXPENSES:
   General and administrative                               983,200       450,600       429,100
   Interest                                                 502,400       503,900       549,600
   Equity in losses of APL                                   22,000        23,000        26,000
   Impairment of investment in HILP                             900           300           300
   Loss on related party receivables                        (41,000)      147,300        53,700
   Administrative fee                                        75,000        75,000        75,000
                                                        -----------   -----------   -----------
                                                          1,542,500     1,200,100     1,133,700

LOSS BEFORE INCOME TAXES                                   (757,600)     (431,600)     (323,000)

DEFERRED INCOME TAX BENEFIT                                       -       200,000        87,000
                                                        -----------   -----------   -----------

NET LOSS                                                $  (757,600)  $  (231,600)  $  (236,000)
                                                        ===========   ===========   ===========

NET LOSS PER COMMON SHARE                                     $(.07)        $(.02)        $(.02)
                                                        ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON                        10,484,000    10,484,000    10,484,000
   SHARES OUTSTANDING                                   ===========   ===========   ===========




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                Common Stock      Additional
                                            --------------------    Paid-in     Accumulated
                                              Shares     Amount     Capital       Deficit        Total
                                            ----------  --------  -----------  -------------  ------------
BALANCES, January 1, 1994                   10,484,000   $10,500   $3,537,000   $(2,053,600)   $1,493,900

   Net loss                                          -         -            -      (236,000)     (236,000)
                                            ----------  --------  -----------   -----------    ----------

BALANCES, December 31, 1994                 10,484,000    10,500    3,537,000    (2,289,600)    1,257,900

   Net loss                                          -         -            -      (231,600)     (231,600)
                                            ----------  --------  -----------   -----------    ----------

BALANCES, December 31, 1995                 10,484,000    10,500    3,537,000    (2,521,200)    1,026,300

   Net loss (unaudited)                              -         -            -      (757,600)     (757,600)
                                            ----------  --------  -----------   -----------    ----------

BALANCES, December  31, 1996 (unaudited)    10,484,000   $10,500   $3,537,000   $(3,278,800)   $  268,700
                                            ==========  ========  ===========   ===========    ==========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Years Ended December 31,
                                                                  -------------------------------------
                                                                     1996         1995         1994
                                                                  -----------  -----------  -----------
                                                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $(757,600)   $(231,600)   $(236,000)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation                                                    6,300        6,400        6,300
       Equity in losses of unconsolidated entities, net               11,800       12,000       15,200
       Impairment of investment in HILP                                  900          300          300
       Provision for loss on related party receivables               (41,000)     147,300       53,700
       Deferred income tax benefit                                         -     (200,000)     (87,000)
       Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accrued interest receivable - officer and director       (11,300)     (12,100)     (15,300)
            Other assets                                             (10,700)       5,600      (23,200)
            Receivables from unconsolidated entities                       -       (3,600)      49,600
          Increase (decrease) in:
            Accounts payable and accrued expenses                     11,900        1,000       37,300
            Other                                                          -       (3,400)           -
                                                                   ---------    ---------    ---------
    Net cash used in operating activities                           (789,700)    (278,100)    (199,100)
                                                                   ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash advances/collections to officer and director                    52,300     (135,200)     (38,400)
 Cash advances to unconsolidated entities                                  -            -         (700)
 Collection of advances from unconsolidated entities                 303,500      299,000      374,900
 Investment in unconsolidated entities                                  (900)        (300)     (50,300)
 Purchase of equipment                                                (1,900)      (7,800)     (11,300)
                                                                   ---------    ---------    ---------
    Net cash provided by investing activities                        353,000      155,700      274,200
                                                                   ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advance from related party                                          418,000      150,500            -
 Payments under land option contract                                       -            -      (88,400)
 Principal payments on long-term debt                                      -            -      (10,600)
                                                                   ---------    ---------    ---------
    Net cash provided by financing activities                        418,000      150,500      (99,000)
                                                                   ---------    ---------    ---------
                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


               HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                      1996         1995         1994
                                                                   ---------    ---------    ---------
                                                                   (unaudited)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (18,700)      28,100      (23,900)

CASH AND EQUIVALENTS, beginning of year                               38,700       10,600       34,500
                                                                   ---------    ---------    ---------

CASH AND EQUIVALENTS, end of year                                  $  20,000    $  38,700    $  10,600
                                                                   =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -

    Cash paid for:

       Interest                                                   $       -     $   3,900    $  11,000
                                                                  ==========    =========    =========

       Income taxes                                               $       -     $      -     $      -
                                                                  ==========   ==========   ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES -

    Obligation under land option contract                         $       -    $       -     $ 160,600
                                                                  ==========   ==========    =========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Homefree Investors L.P.
Denver, Colorado


We have audited the accompanying balance sheet of Homefree Investors L.P. (a Massachusetts limited partnership) as of December 31, 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homefree Investors L.P. as of December 31, 1995 and the results of its operations and cash flows for the years ended December 31, 1995, and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Partnership has suffered losses from inception, and anticipates the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hein + Associates LLP


Denver, Colorado
June 12, 1996

                            HOMEFREE INVESTORS L.P.

                                 BALANCE SHEETS



                                                                      December 31,
                                                                 -----------------------
                                                                    1996         1995
                                                                 -----------  ----------
                                                                 (unaudited)



                                         ASSET
                                         -----
CURRENT ASSET, receivable from Homefree Village Resorts, Inc.    $  568,500   $ 150,500
                                                                 ==========   =========


                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------

CURRENT LIABILITIES:
   Payable to HGP                                                $  749,000   $ 674,000
   Payable to unconsolidated affiliates                             568,500     150,500
                                                                 ----------   ---------
       Total current liabilities                                  1,317,500     824,500

COMMITMENT (NOTE 8)

PARTNERS' DEFICIT                                                  (749,000)   (674,000)
                                                                 ----------   ---------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                          $  568,500   $ 150,500
                                                                 ==========   =========




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            HOMEFREE INVESTORS L.P.

                           STATEMENTS OF OPERATIONS

                                                     Years Ended December 31,
                                             ----------------------------------------

                                                 1996          1995          1994
                                             ------------  ------------  ------------
                                             (unaudited)
REVENUE                                      $       -     $         -   $         -

EXPENSES:

   Administrative fee                             75,000        75,000        75,000
   General and administrative                        900           300           300
                                             -----------   -----------   -----------

NET LOSS                                     $   (75,900)  $   (75,300)  $   (75,300)
                                             ===========   ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP INTEREST    $      (.01)  $      (.01)  $      (.01)
                                             ===========   ===========   ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP          10,484,000    10,484,000    10,484,000
   INTERESTS OUTSTANDING                     ===========   ===========   ===========




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             HOMEFREE INVESTORS L.P.

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   General      Limited
                                                   Partner*    Partners       Total
                                                  ----------  -----------  -----------
BALANCES, January 1, 1994                          $216,900    $(740,900)   $(524,000)

   Partner's capital contributions                      300            -          300
   Net loss                                          (1,500)     (73,800)     (75,300)
                                                   --------    ---------    ---------

BALANCES, December 31, 1994                         215,700     (814,700)    (599,000)

   Partner's capital contributions                      300            -          300
   Net loss                                          (1,500)     (73,800)     (75,300)
                                                   --------    ---------    ---------

BALANCES, December 31, 1995                         214,500     (888,500)    (674,000)

   Partner's capital contributions (unaudited)          900            -          900
   Net loss (unaudited)                              (1,500)     (74,400)     (75,900)
                                                   --------    ---------    ---------

BALANCES, December 31, 1996 (unaudited)            $213,900    $(962,900)   $(749,000)
                                                   ========    =========    =========




-----------------------------
* The General Partner's capital account is eliminated for purposes of the combined financial statements.



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            HOMEFREE INVESTORS L.P.

                            STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended
                                                                                December 31,
                                                                     -----------------------------------
                                                                        1996         1995        1994
                                                                     -----------  ----------  ----------
                                                                     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (75,900)  $ (75,300)   $(75,300)
 Adjustments to reconcile net loss to net cash used in
    operating activities:

      Increase in:
         Receivable from Homefree Village                              (418,000)   (150,500)          -
              Resorts, Inc.
        Payable to HGP                                                   75,000      75,000      75,000
        Payable to unconsolidated affiliates                            418,000     150,500           -
                                                                      ---------   ---------    --------

    Net cash used in operating activities                                  (900)       (300)       (300)

CASH FLOWS FROM FINANCING ACTIVITIES -
 Capital contributions by general partner                                   900         300         300
                                                                      ---------   ---------    --------

NET CHANGE IN CASH                                                            -           -           -

CASH, beginning of year                                                       -           -           -
                                                                      ---------   ---------    --------

CASH, end of year                                                    $  -         $  -        $  -
                                                                     ==========   =========   =========




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)


1. ORGANIZATION AND NATURE OF OPERATIONS:
   -------------------------------------

   Nature of Operations - The Company is engaged primarily in the development
   --------------------
   and operation of adult recreational communities containing rental sites for manufactured homes and recreational homes. The Company has interests in such communities through Aristek Properties, Ltd., and Aristek Western Properties Limited Partnership, in which the Company is the general partner. The Company's objectives are to create and participate, through such partnerships, in the cash flow from these communities and share in appreciation in the value of such properties. The Company also receives income from development, management, and administrative services.

   Paired Shares - Effective May 2, 1988, Homefree Village Resorts, Inc. and
   -------------
   subsidiaries (the Company) and Homefree Investors L.P. (the Partnership), entered into a Pairing Agreement (the Agreement) which provided for the pairing of assignee limited partnership interests of the Partnership with shares of common stock of the Company. Subsequently, the Company funded a distribution of one assignee limited partnership interest of the Partnership for each share of common stock of the Company.

   The shares of the Company's common stock, par value of $.001 per share, and the assignee limited partnership interests, par value of $.001 per unit, are "paired" on a one-for-one basis and may only be transferred in units (Paired Shares) consisting of one share of common stock and one limited partnership interest.

   Continuing Operations - The accompanying financial statements have been
   ---------------------
   prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.
   The Company has experienced a significant decrease in revenues over the last several years due to cash flow difficulties experienced by Aristek Properties Limited (APL), an investment of the Company of which it is also general partner (see Note 3). APL has been unable to pay its management fee to the Company; as a result, the Company ceased accruing management fee revenues due from APL. The Company also has extended loans to help finance APL's operations, which has severely impacted the Company's liquidity. During 1994, the Company restructured debt arrangements with APL which provides that all of APL's available cash flow will be utilized to repay advances to the Company (see Note 8). As of December 31, 1996, the Company has a significant net receivable due from APL and is obligated to purchase the limited partners' interests in APL at a future date for a minimum of $530,000. Recovery of the Company's net receivable from and investment in APL is dependent upon further development of APL's underlying properties and for APL to ultimately achieve profitable operations or the sale of APL at a price in excess of its liabilities and partners investments.

   These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments which might result from the outcome of this uncertainty.

   Management has also taken action in recent years to reduce costs, including staff reductions, relocation of the corporate offices, and contracting out its accounting and administrative support functions. In addition, in 1995 the principal operating property of APL, Monte Vista I Joint Venture (Monte Vista), recently obtained an additional $525,000 in bank financing, and deferred the due date on its total bank

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)

   debt of $5,161,300 until December 1998. Management believes that these actions will enable the Company to continue as a going concern.

   Combined and Consolidated Financial Statements - The accompanying
   ----------------------------------------------
   consolidated financial statements include the Company and its majority-owned subsidiaries. The combined financial statements include the accounts of the Partnership and the Company. All material intercompany balances and transactions have been eliminated. The Company's majority-owned subsidiaries are Resortparks of America, Inc. (RPA), which is 100% owned, and Homefree General Partners (HGP), which is 90% owned. The minority interest in HGP is not material.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

   Property and Equipment - Property and equipment is recorded at cost.
   ----------------------
   Depreciation is provided utilizing accelerated methods over the estimated useful lives of the related assets.

   Impairment of Long-Lived Assets - In the event that facts and circumstances
   -------------------------------
   indicate that the cost of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying costs will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to estimated fair value is required.

   Investments in Unconsolidated Entities - Investments in unconsolidated
   --------------------------------------
   entities, which are all less than 20% owned, are accounted for by the equity method because of the significance of the Company's influence as general partner over operating and financial policies of its investees.

   Impairment of Notes Receivable - Effective January 1, 1995, the Company
   ------------------------------
   adopted Statement of Financial Accounting Standards No. 114, as amended (FAS
   114). Under FAS 114, the Company evaluated the notes receivable from APL (see Note 8) for impairment based upon the estimated fair value of the APL's assets, net of bank debt and other liabilities. No impairment was recognized since the estimated fair value of APL's net assets is in excess of the Company's net investment in this loan.

   Income Taxes - The Company accounts for income taxes under the liability
   ------------
   method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. The deferred tax benefit represents the net change in the deferred tax asset and liability accounts.

   No provision for Federal and state income taxes or related benefits has been made for the Partnership since the Partnership's taxable income or loss is required to be reported in the income tax returns of the partners. The provision for income taxes will not bear a normal relationship to pre-tax operating results on a combined basis, since no provision for income taxes has been made for the Partnership.

   Loss Per Share - The computation of net loss per share is based on the
   --------------
   weighted average number of shares of common stock and equivalent paired shares outstanding during the respective years. The effect

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)


   of outstanding stock options on the computation of net loss per share is antidilutive for all periods presented.

   Cash and Equivalents - For purposes of the Statements of Cash Flows, the
   --------------------
   Company and the Partnership consider cash and equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

   Accounting Estimates - The preparation of financial statements in conformity
   --------------------
   with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

   The Company's financial statements are based on a number of significant estimates including the realizability of the Company's investments and receivables due from unconsolidated entities, and the realizability of land option costs.

   Reclassifications - Certain reclassifications have been made to the 1995 and
   -----------------
   1994 financial statements to conform to the presentation in 1996. The reclassifications had no effect on the net loss for 1995 and 1994.

   UNAUDITED FINANCIAL STATEMENTS:  In the opinion of management, the
   ------------------------------
   accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position as of December 31, 1996, and the results of operations and cash flows for the year then ended.


3. INVESTMENTS IN UNCONSOLIDATED ENTITIES:
   --------------------------------------

   APL was formed in 1976 and the Company is the sole general partner with a 1% general partner interest and a 2.3% limited partner interest. As general partner of APL, the Company has a 30% residual interest which entitles it to receive 30% of all excess cash flow from operations and net proceeds from the refinancing or sale of properties. APL's principal asset was a 60% joint venture interest in the Monte Vista I Joint Venture ("MVIJV"). Aristek Western Properties Limited Partnership ("AWP") owned the remaining 40% joint venture interest until December 1993 when APL increased its ownership to 99% and the Company acquired the remaining 1% interest. MVIJV owns an adult recreational community containing 832 sites for recreational homes. Due to APL's controlling interest, the accounts of MVIJV are consolidated in APL's financial statements.

   As summarized in Notes 5 and 8, the Company has entered into significant transactions with APL, resulting in $8.3 million of net receivables and $7.2 million of long-term debt at December 31, 1996. Due to significant uncertainties about the collectibility of the net receivables from APL, effective January 1, 1992, the Company suspended recording management fees and interest income which accrues on the principal balance of notes receivable in excess of the principal balance of the note payable to APL. Accordingly, all cash receipts from APL are treated as a reduction in the principal balance due on the

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANICAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)


   notes receivable. As of December 31, 1996, APL owed the Company an additional $2.2 million, which represents the net amount of such items which are not recorded in the accompanying financial statements.

   Effective June 30, 1994, the partners of APL consented to a restructuring of the intercompany loans whereby all of APL's excess cash flow will be utilized to repay outstanding advances. The interest rate was reduced from 8.1% to 7%, and the maturity date was extended to June 30, 1998. The parties to the intercompany loans agreed to provide set-off rights in the event of a default with respect to either the restructured notes or the underlying debt of MVIJV. APL also agreed to pay additional interest equal to 75% of the net proceeds from a refinancing or sale of the Monte Vista property, after repayment of all liabilities. In connection with the restructuring, the holders of 26.5 limited partner units of APL agreed to provide the Company with an option to purchase their units for a minimum purchase price of $20,000 per unit or a total of approximately $530,000. Based on an appraisal of the Monte Vista property which is required to be prepared at the date the Company exercises its option, the Company may be required to pay a higher price per unit. The Company is required to exercise its option between January 1, 1997 and November 30, 1998. No gain or loss was recognized on this restructuring transaction.

   Condensed balance sheets and operating statements of APL are presented below (in thousands).


                                BALANCE SHEETS

                                                     December 31,
                                            -----------------------------
                                             1996       1995       1994
                                            -------    -------    -------
                                          (unaudited)
ASSETS:

  Properties, net of depreciation           $ 6,191    $ 6,355    $ 6,596

  Receivables from the Company:

      Notes                                   7,154      7,154      7,154

      Accrued interest                        1,272        764        256

  Cash and temporary cash investments           286        665        833

  Other assets                                  241        304        320
                                            -------    -------    -------
                                            $15,144    $15,242    $15,159
                                            =======    =======    =======

LIABILITIES AND PARTNERS' DEFICIT:

  Mortgage payable                          $ 5,161    $ 5,015    $ 4,493

  Payable to the Company:

      Notes                                  11,208     11,208     11,208

      Accrued interest                        1,177        694        198

  Management and administrative fees            465        361        226

  Other liabilities                           1,800      1,542      1,490

  Partners' deficit                          (4,667)    (3,578)    (2,456)
                                            -------    -------    -------
                                            $15,144    $15,242    $15,159
                                            =======    =======    =======

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
         (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                  Years Ended December 31,
                                                          ----------------------------------------
                                                               1996          1995         1994
                                                          --------------  -----------  -----------
                                                           (unaudited)
REVENUES:
 Rentals and other operating income                             $ 2,185      $ 2,045      $ 1,905
 Interest and other income                                          524          533          575
                                                                -------      -------      -------
    Total                                                         2,709        2,578        2,480

 Expenses:
  Operating                                                      (2,050)      (1,973)      (1,954)
  Interest                                                       (1,343)      (1,325)      (1,310)
  Depreciation and amortization                                    (405)        (402)        (410)
  Minority interest                                                   -            -            -
                                                                -------      -------      -------

NET LOSS                                                        $(1,089)     $(1,122)     $(1,194)
                                                                =======      =======      =======

Presented below is a reconciliation of APL's net loss to the Company's equity in the losses of
 APL:

                                                                     Years Ended December 31,
                                                                ---------------------------------
                                                                  1996         1995         1994
                                                                -------      -------      -------
NET LOSS OF APL                                                 $(1,089)     $(1,122)     $(1,194)

Adjustments to remove net expenses of APL which are
   not recorded as income by the Company:
   Interest expense                                                 795          795          815
   Interest income                                                 (508)        (508)        (547)
   Administrative fees                                               95           95           95
   Management fees                                                   48           41           42
                                                                -------      -------      -------

ADJUSTED LOSS                                                   $  (659)     $  (699)     $  (789)
                                                                =======      =======      =======

EQUITY IN LOSS BASED ON 3.3% OWNERSHIP INTEREST                 $   (22)     $   (23)     $   (26)
                                                                =======      =======      =======


   The Company also owns a 2.6% interest in AWP and is the general partner. AWP is a limited partnership with investments in real estate. Until 1994, the Company owned a 2.0% general partner interest in Grandview Club Ltd. (Grandview Club). The primary property held by Grandview Club was foreclosed on by a bank in 1991 and the partnership's affairs were concluded in 1994 when all remaining assets were liquidated.

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)

4. INCOME TAXES:
   ------------

   Deferred income taxes relate exclusively to long-term assets and liabilities and consist of the following as of December 31, 1996 and 1995:

                                                         1996         1995
                                                      -----------  -----------
                                                      (unaudited)

Deferred tax assets (liabilities):

   Notes receivable - installment sales                $(509,000)   $(509,000)

   Partnership basis differences                          22,000       38,000

   Receivable reserves                                   485,000      485,000

   Net operating loss carryforwards                      667,000      198,000

   Other                                                  21,000       14,000
                                                       ---------    ---------

        Net                                              686,000      226,000



Valuation allowance related to deferred tax assets      (686,000)    (226,000)
                                                       ---------    ---------



                                                      $  -         $  -
                                                      ==========   ==========

   For income tax reporting purposes, the Company and RPA file a consolidated return. The composition of the income tax benefit for the years ended December 31, 1996, 1995, and 1994 is as follows:


                                                   1996     1995       1994
                                                   -----  ---------  --------

Current                                            $   -   $      -  $      -
Deferred:
    Federal                                            -    183,800    80,000
    State                                              -     16,200     7,000
                                                   -----   --------   -------

    Total                                          $  -    $200,000   $87,000
                                                   =====   ========   =======

    Following is a reconciliation of the Company's effective tax rate on the consolidated loss to the statutory U.S. Federal income tax rate for the years ended December 31, 1996, 1995, and 1994:

                                               1996      1995      1994
                                              ------    ------    ------
                                            (unaudited)
    Statutory rate                              (34)%     (34)%     (34)%

    State taxes, net of Federal benefit          (3)       (3)       (3)

    Graduated tax rates                           -         -         -

    Change in valuation allowance                37       (12)       10
                                              ------    ------    ------

      Effective tax rate                          0%      (49)%     (27)%
                                              ======    ======    ======

    As of December 31, 1996, the Company and RPA had a tax net operating loss carryforward of approximately $969,000. This loss carryforward will expire in 2009, 2010 and 2011 if not previously utilized to offset taxable income of the Company and RPA.

    During 1993 and 1994, the Company provided a valuation allowance for a portion of the Company's deferred tax assets since the treatment of certain items reported on the Company's income tax returns was uncertain. During 1995, the Internal Revenue Service completed an examination of the Company's Federal income tax returns for 1992 through 1994 and it became apparent that the items were properly reported. Accordingly, a portion of the valuation allowance provided in prior years was reversed in 1995. The valuation allowance also increased due to 1995 and 1996 losses.


5.  LONG-TERM DEBT:
    --------------

    Long-term debt consists of the following:


                                                                                                   December 31,
                                                                                             ------------------------
                                                                                                1996          1995
                                                                                             ----------    ----------
                                                                                             (unaudited)
    Restructured note payable - APL, interest at 7%, due June 1998.                          $7,154,500    $7,154,500

    Contract payable for purchase of land, interest imputed at 12%, due July 1997.               44,400        44,400
                                                                                             ----------    ----------

        Total                                                                                 7,198,900     7,198,900

    Less current maturities                                                                     (44,400)      (44,400)
                                                                                             ----------    ----------

                                                                                             $7,154,500    $7,154,500
                                                                                             ==========    ==========

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)

    The scheduled annual principal reductions of long-term debt are as follows:


Year Ending December 31,
--------------------------

           1997              $   44,400

           1998               7,154,500
                             ----------

          Total              $7,198,900
                             ==========

6. STOCK INCENTIVE PLANS:
   ---------------------

   The Company has a stock option plan which enables officers and employees of the Company to purchase shares of common stock at its fair market value on the date of the grant. The Company has reserved a total of 1,250,000 shares for options which may be granted under the plan. Options may be exercised for a maximum term of ten years after the date of grant. At December 31, 1996, all options previously granted under the Plan had expired.

   The Company also has a stock appreciation rights plan, whereby up to 250,000 rights may be awarded to certain directors, officers and employees. The plan entitles the holder of the rights to receive upon redemption, the increase, if any, of the market value of the Company's common stock at the redemption date over the market value at date of grant. Each right has a maximum term of ten years after the date of grant. One right is deemed the equivalent of one share of common stock. No rights have been granted as of December 31, 1996.


7. LAND OPTION COSTS:
   -----------------

   In October 1993, the Company entered into an option agreement for the purchase of a parcel of land which is adjacent to property owned by APL. Under the option agreement, the Company paid $38,200 for the option and agreed to loan an additional $125,000 to the seller. The option was originally exercisable until April 1, 1995 through the payment of an additional $46,800 and the application of the $125,000 loan to the purchase price. During 1996, the parties agreed to extend the exercise period through July 1, 1997.

   At December 31, 1995 and 1994, the Company recorded the total payments required to purchase the land as land option costs in the accompanying balance sheets. The required payments were discounted at 12% to arrive at a total cost for the land of $195,600.

                       HOMEFREE VILLAGE RESOTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)

8. RELATED-PARTY TRANSACTIONS:
   --------------------------

   Receivables from unconsolidated entities consist of the following:

                                                                       December 31,
                                                               --------------------------
                                                                    1996          1995
                                                               ------------  ------------
                                                               (unaudited)

  Restructured notes receivable from APL, 7%, due June 1998    $ 9,290,700   $ 9,602,100
  Less allowance for doubtful accounts                          (1,000,000)   (1,000,000)
                                                               -----------   -----------
        Net                                                      8,290,700     8,602,100

  Other receivables, unsecured:
     Advances to AWP                                                 8,200         6,400
     Advances to Monte Vista                                        17,800        11,700
                                                               -----------   -----------
        Total                                                  $ 8,316,700   $ 8,620,200
                                                               ===========   ===========

   In 1990, the Company entered into two separate like-kind exchange transactions with APL. In one transaction, the Company conveyed land to APL in return for cash and a note receivable for $3,317,800. The Company has deferred the gain of $488,500 on this transaction until sufficient cash payments are received by the Company on the note to qualify the transaction as a sale. In the second transaction, APL conveyed land to the Company in return for cash and a note payable of $7,154,500 (see Note 5). Also, in connection with this second transaction, the Company advanced (by delivering a certificate of deposit) $5,300,000 in the form of a note receivable to APL to enable APL to pay off bank debt it had on this property. The Company also made advances to APL to enable it to finance its operating needs.

   The collection of notes receivable and advances from APL is dependent upon future events, including the ability of Monte Vista to develop certain additional land in a manner which will provide APL with a return of its capital after the repayment of loans made to Monte Vista. At December 31, 1990, management provided an allowance of $1,400,000 and $900,000 against these notes receivable and advances, respectively, due to the uncertainty of the successful outcome of this development project. In 1991, because of reservations regarding the ability of APL to continue operations with its existing debt level, $1,300,000 of the obligation from APL was forgiven by the Company with a corresponding reduction in the allowance previously provided.

   Receivable from Officer and Administrative Fees - Pursuant to the Homefree
   -----------------------------------------------
   Investors Limited Partnership Agreement, the Partnership is liable to pay an annual administrative fee of $75,000 per year to HGP, which in turn pays this fee to a general partner of HGP, which is an entity owned 100% by the president of the Company. Such administrative fee is not payable until the earlier of the date that, in the opinion of the general partners, the Partnership has sufficient cash to pay the fee without jeopardizing the Partnership or the Company, or upon liquidation of the Partnership. This fee is included in the Partnership's financial statements and is also reflected as an expense in the Company's financial statements since the Company is a general partner of the Partnership and, as such, may ultimately be required to fund the obligations of the Partnership.

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)


   Over the past several years, the Company has made a series of cash advances to, and on behalf of, the Company's president. These advances are evidenced by formal notes which bear interest at approximately 3.8% as of December 31, 1996. The following is a summary of activity during the years ended December 31, 1996, 1995, and 1994:

                                          1996        1995        1994
                                       ----------  ----------  ----------
Notes receivable, beginning of year    $ 310,000   $ 520,900   $ 392,200
  Cash advances                                -     210,200     113,400
  Accrued interest                        11,300      12,100      15,300
  Deemed repayment                      ( 52,400)   (433,200)          -
                                       ---------   ---------   ---------
Notes receivable, end of year            268,900     310,000     520,900
  Less allowance for bad debts          (268,900)   (310,000)   (520,900)
                                       ---------   ---------   ---------
                                       $  -        $  -        $  -
                                       =========   =========   =========

   The president has always intended to repay the notes from the annual administrative fee discussed above. Accordingly, since the Company will ultimately be required to fund the administrative fee in order to collect the receivables, for financial reporting purposes the initial $75,000 of cash advances and/or accrued interest in each year has been recorded as the Company's funding of the administrative fee. For cash advances and accrued interest in excess of $75,000 per year, the Company recognized a loss due to substantial uncertainty regarding the collectibility of such amounts.

   During 1995, a total of $433,200 was designated for the deemed payment of administrative fees and related repayment of notes receivable with no effect on the Company's cash flows. For financial reporting purposes, the deemed repayment of notes receivable from the president represents a write-off of receivables which had been fully provided for through a related allowance for bad debts. Without regard to the deemed repayment, through December 31, 1995, the Company has recognized cumulative losses (including the $75,000 annual provision for the administrative fee) on the notes receivable of $743,200 compared to cumulative administrative fees of $674,000.
   Accordingly, the Company's financial statements include recognition of $69,200 of expenses in excess of the cumulative contractual amount of the administrative fee. During 1996, a total of $52,400 was designated for the deemed repayment and payment of administrative fees equalled contractual amounts.

   Revenues - The Company and its corporate subsidiaries serve as a real estate
   --------
   advisor, developer, manager and marketing agent and perform certain administrative functions for related entities. The Company's principal sources of revenue are fees, commissions and cash flow participation from properties under its supervision (see Note 3).


9. FINANCIAL INSTRUMENTS:
   ---------------------

   Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1996, management's best estimate is that the carrying amount of cash and equivalents, contract payable, and accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. For the Company's investment and receivables due from APL and AWP, management believes that fair value is approximately equal to the carrying value as of December 31, 1996.

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995, IS UNAUDITED)


10.  SIGNIFICANT CONCENTRATIONS:
     --------------------------

     The Company has an investment of $12,100, receivables of $8,290,700, and long-term debt of $7,154,500 which is payable to APL and its subsidiary. Due to the Company's current general and limited partner interests in APL and the commitment described in Note 3 to purchase an additional 26.5 limited partner units, the Company has a substantial concentration of its net assets which are dependent upon the future success of APL.

     Substantially all of the Company's receivables, investments in partnerships, and land option costs relate to properties which are located in the Phoenix, Arizona metropolitan area. This concentration may impact the Company's ability, either positively or negatively, to realize the carrying value of these assets.

     The Company earns substantially all of its management and administrative fees from APL and Aristek Western Properties Limited Partnership.

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Aristek Properties, Ltd.
Denver, Colorado



We have audited the accompanying consolidated balance sheet of Aristek Properties, Ltd. (a limited partnership) and its subsidiary as of December 31, 1995, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aristek Properties, Ltd., and its subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Partnership has suffered substantial operating losses, and anticipates the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hein + Associates LLP

Denver, Colorado
June 12, 1996

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                ----------------------------
                                                                                    1996           1995
                                                                                -------------  -------------
                                                                                 (unaudited)
                                                                                -------------

                                           ASSETS
                                           ------

OPERATING PROPERTIES:
 Land                                                                            $ 1,239,381    $ 1,239,381
 Land improvements                                                                 5,290,711      5,235,140
 Buildings and improvements                                                        2,716,077      2,716,077
 Furniture and equipment                                                           1,485,574      1,300,019
                                                                                 -----------    -----------
      Total operating properties                                                  10,731,743     10,490,617

 Less accumulated depreciation and amortization                                   (5,590,558)    (5,185,898)
                                                                                 -----------    -----------
      Net operating properties                                                     5,141,185      5,304,719

OTHER ASSETS:
 Cash and equivalents                                                                286,214        664,730
 Note receivable from General Partner                                              7,154,529      7,154,529
 Accrued interest receivable - General Partner                                     1,272,000        764,000
 Deferred loan costs, net of accumulated amortization of $128,941
     (unaudited) and $73,405                                                         110,846        166,382
 Land held for development                                                         1,050,000      1,050,000
 Rent and other receivables                                                           49,066        103,890
 Other assets                                                                         80,463         34,033
                                                                                 -----------    -----------

TOTAL ASSETS                                                                     $15,144,303    $15,242,283
                                                                                 ===========    ===========

                                                 LIABILITIES AND PARTNERS' DEFICIT
                                                 ---------------------------------

LIABILITIES:
 Mortgage payable                                                                $ 5,161,326    $ 5,015,346
 Notes payable to General Partner                                                 11,207,870     11,207,870
 Accrued interest payable - General Partner                                        1,177,499        694,000
 Accrued management and administrative fees - General Partner                        464,599        360,679
 Accounts payable and accrued expenses                                               163,932        125,798
 Unearned rental income                                                            1,411,185      1,228,124
 Payable to affiliate                                                                224,433        188,433
                                                                                 -----------    -----------
      Total liabilities                                                           19,810,844     18,820,250

COMMITMENT AND CONTINGENCY (NOTE 1)

PARTNERS' DEFICIT                                                                 (4,666,541)    (3,577,967)
                                                                                 -----------    -----------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                          $15,144,303    $15,242,283
                                                                                 ===========    ===========




       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                            -------------------------------------------
                                                1996           1995           1994
                                            -------------  -------------  -------------
                                             (UNAUDITED)
OPERATING REVENUE:
 Rental income                               $ 2,141,042    $ 2,004,648    $ 1,862,058
 Other                                            43,529         40,671         43,149
                                             -----------    -----------    -----------
       Total revenue                           2,184,571      2,045,319      1,905,207
                                             -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:
 Salaries, wages and benefits                    716,464        623,131        667,081
 Maintenance and repairs                         222,875        227,252        204,053
 Utilities                                       265,061        260,827        279,916
 Property taxes                                   69,374         69,221         72,092
 Management and administrative fees -            215,975        191,533        194,853
   General Partner
 Depreciation                                    404,660        401,621        409,884
 General and administrative                      560,557        601,764        536,915
                                             -----------    -----------    -----------
      Total operating costs and expenses       2,454,966      2,375,349      2,364,794
                                             -----------    -----------    -----------

OPERATING LOSS                                  (270,395)      (330,030)      (459,587)

OTHER INCOME (EXPENSE):
 Interest income:
   General Partner                               508,000        508,000        547,398
   Other                                          16,382         24,981         27,704
 Interest expense:
   General Partner                              (795,000)      (795,000)      (814,806)
   Other                                        (547,561)      (529,990)      (495,095)
                                             -----------    -----------    -----------

NET LOSS                                     $(1,088,574)   $(1,122,039)   $(1,194,386)
                                             ===========    ===========    ===========


      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


PARTNERS' DEFICIT, January 1, 1994                   $(1,261,542)

 Net loss                                             (1,194,386)
                                                     -----------

PARTNERS' DEFICIT, December 31, 1994                  (2,455,928)

 Net loss                                             (1,122,039)
                                                     -----------

PARTNERS' DEFICIT, December 31, 1995                  (3,577,967)

 Net loss (unaudited)                                 (1,088,574)
                                                     -----------

PARTNERS' DEFICIT, December 31, 1996 (unaudited)     $(4,666,541)
                                                     ===========





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                          -------------------------------------------
                                                                              1996           1995           1994
                                                                          -------------  -------------  -------------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(1,088,574)   $(1,122,039)   $(1,194,386)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                             404,660        401,621        409,884
      Amortization of deferred loan costs                                       55,536         55,137        136,376
      Changes in operating assets and liabilities:
        Decrease (increase) in:
          Rent and other receivables0                                           54,824        (44,322)        19,841
          Accrued interest receivable - General                               (508,000)      (508,000)      (547,398)
            Partner
          Other                                                                (46,430)       (71,905)         5,954
        Increase (decrease) in:
          Accounts payable and accrued expenses                                142,054        116,225         62,569
          Accrued interest payable - General Partner                           483,499        496,000        675,875
          Unearned rental income                                               183,061         49,346        173,710
          Payable to affiliate                                                  36,000         99,500         79,183
                                                                           -----------    -----------    -----------
    Net cash used in operating activities                                     (283,370)      (528,437)      (178,392)
                                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for operating properties                               (241,126)      (160,224)      (189,156)
                                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage loans                                                 170,507        522,043        269,300
  Principal payments on mortgage loans                                         (24,527)        (1,888)        (7,087)
  Principal payments on loans from General Partner                                   -              -        (95,000)
  Proceeds from release of loan escrow deposit                                       -              -        600,000
  Payment of deferred loan costs                                                     -              -        (56,811)
                                                                           -----------    -----------    -----------
    Net cash used in financing activities                                      145,980        520,155        710,402
                                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (378,516)      (168,506)       342,854

CASH AND EQUIVALENTS, AT BEGINNING OF YEAR                                     664,730        833,236        490,382
                                                                           -----------    -----------    -----------

CASH AND EQUIVALENTS, AT END OF YEAR                                       $   286,214    $   664,730    $   833,236
                                                                           ===========    ===========    ===========


      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A Limited Partnershp)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                           -----------------------------------------
                                                                              1996            1995          1994
                                                                           -----------    -----------    -----------
                                                                           (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION-
 Cash paid for interest                                                    $   803,526    $   773,853    $   560,719
                                                                           ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Payment of deferred loan costs from mortgage loan proceeds               $         -    $     2,278    $   180,700
  Net accrued interest converted to note payable to General Parnter                  -              -    $ 2,775,236






       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENTS TO DECEMBER 31, 1995 IS UNAUDITED)

1.  ORGANIZATION AND NATURE OF OPERATIONS:
    -------------------------------------

    Organization - Aristek Properties, Ltd. ("the Partnership") is a Colorado
    ------------
    limited partnership formed on June 29, 1976. At December 31, 1996, the sole general partner is Homefree Village Resorts, Inc. (the "General Partner"). In accordance with the terms of the Partnership Agreement, the partnership was extended by the General Partner to December 31, 1998. The Partnership Agreement provides that partnership profit and loss, after adjustment for certain gains earned solely by the General Partner, shall be allocated 1% to the General Partner and 99% to the Limited Partners, in direct proportion to their respective ownership of limited partnership units. Under the terms of the agreement, as amended, distributions may be made to the General Partner based on the adjusted cash flow from operations, sales and refinancing of the Partnership's properties.

    Pursuant to the partnership agreement, the General Partner earns an annual administrative fee of $94,750. In addition, the Partnership Agreement provides for additional compensation to the General Partner for certain services rendered and payment of costs and expenses incurred by the General Partner on behalf of the Partnership.

    Effective June 30, 1994, the partners of the Partnership consented to a restructuring of the intercompany loans whereby all of the Partnership's excess cash flow will be utilized to repay outstanding debt to the General Partner. The interest rate was reduced from 8.1% to 7%, and the maturity date was extended to June 30, 1998. The parties to the loans agreed to provide set-off rights in the event of a default with respect to either the restructured notes or the underlying debt of MVIJV. The Partnership also agreed to pay additional interest equal to 75% of the net proceeds from a refinancing or sale of the Monte Vista property, after repayment of all liabilities. In connection with the restructuring, the holders of 26.5 limited partner units of the Partnership agreed to provide the General Partner with an option to purchase their units for a minimum purchase price of $20,000 per unit or a total of approximately $530,000. Based on an appraisal of the Monte Vista property which is required to be prepared at the date the Company exercises its option, the General Partner may be required to pay a higher price per unit. The General Partner is required to exercise its option between January 1, 1997 and November 30, 1998. No gain or loss was recognized on this restructuring transaction. When this option is exercised, there will be a change in control of the Partnership to the General Partner. However, the General Partner does not presently have sufficient liquidity to exercise the option.

    Nature of Operations - The Partnership is engaged primarily in the
    --------------------
    development and operation of an adult recreational community containing 832 rental sites for manufactured homes and recreational homes. This community is located in Mesa, Arizona and offers extensive recreational facilities and social activities designed to appeal to active pre-retirement and retirement age people. The rental operations generally include operating leases which do not extend beyond one year.

    Going Concern  - The accompanying financial statements have been prepared on
    --------------
    a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 1996, the Partnership has approximately $4.4 million of debt (net of receivables) payable to the General Partner and a partners' deficit of approximately $4.7 million. The Partnership has experienced operating losses in each of the past three years and the Partnership's operating activities have not generated net cash flow in any of the past three years. Due to the Partnership's lack of liquidity, it was necessary to restructure outstanding debt payable to the General Partner during 1994 and, as a result, the Partnership is required to pay all excess cash flow to the General Partner until maturity of the debt in 1998. However, the General Partner has also experienced financial difficulties over the past several years and is not presently expected to be capable of providing capital to support operations.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995 IS UNAUDITED)


    These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments which might result from the outcome of this uncertainty.

    In addition to financial support from the General Partner, in recent years the Partnership has relied on debt financing from a commercial lender to support operations and the commercial lender has extended the due date until December 1998. However, management believes that the ultimate success of the Partnership is dependent upon the ability to obtain additional funding to develop its 75-acre parcel of land which is adjacent to the Monte Vista property. Management believes the Partnership has financing arrangements in place to allow it to continue in operation through 1997 and efforts are continuing to obtain additional financing to fully develop the project.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

    Principles of Consolidation - The financial statements include the accounts
    ---------------------------
    of the Partnership and its affiliate, Monte Vista I Joint Venture (MVIJV). All material intercompany transactions and balances have been eliminated. Through 1993, AWP owned a 40% minority interest in MVIJV. In December 1993, the Partnership acquired 97.5% of AWP's interest and the General Partner acquired the remaining 2.5%. No amounts are reflected in the accompanying financial statements for the General Partner's minority interest since MVIJV incurred losses in each of the past three years and HVR is not funding its share of the losses. The General Partner's share of such losses is approximately $24,000 through December 31, 1996.

    Property and Equipment - Property is recorded at the lower of cost or net
    ----------------------
    realizable value. Depreciation is provided using the straight-line method over estimated useful lives, as follows:


                                                    Years
                                                   -------

         Land improvements                            20
         Buildings and improvements                   25
         Furniture and equipment                       7


    The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

    Impairment of Long-Lived Accounting Assets - In the event that facts and
    ------------------------------------------
    circumstances indicate that the cost of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying costs will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to estimated fair value is required.

    Partnership Accounting - All income or loss is allocated to the partners in
    ----------------------
    accordance with the Partnership Agreement. The accompanying financial statements do not include any assets, liabilities or operations attributable to the partners' individual activities and no provision has been made for income taxes (credits), as they are the responsibility of the partners.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO DECEMBER 31, 1995 IS UNAUDITED)

    Cash Equivalents - For purposes of the statements of cash flows, the
    ----------------
    Partnership considers cash and equivalents to include cash on hand and all highly liquid debt instruments purchased with an original maturity of three months or less.

    Deferred Loan Costs - Deferred loan costs were incurred in connection with
    --------------------
    the origination of the mortgage note discussed in Note 4. These costs are being amortized using the interest method.

    Unearned Rental Income - Rental income is typically received in advance for
    ----------------------
    a one year period. The Partnership recognizes rental income ratably over the period for which the payment relates.

    Accounting Estimates - The preparation of financial statements in conformity
    ---------------------
    with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

    The Partnership's financial statements are based on a number of significant estimates including the realizability of net operating properties and land held for development, selection of depreciation methods and estimated useful lives, and the realization of receivables which affects recognition of profit on the sale of real estate.

    UNAUDITED FINANCIAL STATEMENTS:  In the opinion of management, the
    ------------------------------
    accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position as of December 31, 1996, and the results of operations and cash flows for the year then ended.

3.  NOTE RECEIVABLE:
    ---------------

    The note receivable of $7,154,529 at December 31, 1996 and 1995 is due from the General Partner and bears interest at 7%. Principal and interest are due at the maturity date in June 1998.

4.  MORTGAGE AND NOTES PAYABLE:
    --------------------------

    At December 31, 1996 and 1995, the Partnership has a mortgage note payable with an outstanding principal balance of $5,161,326 (unaudited) and $5,015,346, respectively. This note bears interest at 4% above the published LIBOR rate (total of 9.5% at December 31, 1996) and requires minimum monthly payments at 10%. Payments that exceed the monthly interest rate are applied to principal. The note is collateralized by operating properties and land held for development.

    Notes payable to the General Partner amount to $11,207,870 at December 31, 1996 and 1995. These notes bear interest at 7% and no principal or interest payments are due until the maturity date in June 1998.

    Assuming the interest rate in effect under the mortgage note payable does not change after December 31, 1996, the aggregate maturities of debt are as follows:

Year Ending December 31,       Notes      Mortgage
--------------------------  -----------  -----------

       1996                 $         -   $    9,600

       1997                           -       30,000

       1998                  11,207,870    5,131,326
                            -----------   ----------
                            $11,207,870   $5,161,326
                            ===========   ==========

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION SUBSIQUENT TO DECEMBER 31, 1995 IS UNAUDITED)


5.  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK:
    -------------------------------------------------------

    At December 31, 1996, the Partnership had cash and money market investments with a single bank which totaled approximately $286,000. The Company has mortgage debt with a single lender and substantially all of the Company's tangible assets are pledged as collateral for this obligation.

    At December 31, 1996 and 1995, the Partnership had a note receivable from the General Partner for $7,154,529 and notes payable to the General Partner for $11,207,870. A right of set-off exists between these instruments but none of the notes are collateralized. Management does not believe it is practicable to estimate the fair value of the payables and receivables from the General Partner due to the financial interest of the General Partner. Management believes that the fair value of the bank debt is equivalent to the carrying value due to the floating interest rate. Management believes that the fair value and carrying value are approximately the same for all other financial instruments due to the relatively short maturities.